Form 10-K405
period 1996-12-31
ORBCOMM GLOBAL L P
filed 1997-03-28
CIK 1021649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                             Commission file number

                              ORBCOMM GLOBAL, L.P.
                          ORBCOMM GLOBAL CAPITAL CORP.
           (Exact name of Registrants as specified in their charters)

                                                                54-1698039
                   DELAWARE                                     54-1841164
       (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization of Registrants)              Identification Nos.)


                           21700 ATLANTIC BOULEVARD
                            DULLES, VIRGINIA 20166
             (Address of Registrants' principal executive offices)
                                  (Zip Code)


                                 (703) 406-6000
              (Registrants' telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes  X      No
                                              -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item 1.    Business..................................................................    1
  Item 2.    Properties................................................................   16
  Item 3.    Legal Proceedings.........................................................   16
  Item 4.    Submission of Matters to a Vote of Security Holders.......................   16

PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters...................................................................   16
  Item 6.    Selected Financial Data...................................................   16
  Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................   17
  Item 8.    Financial Statements and Supplementary Data...............................   24
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................................   73

PART III
  Item 10.   Directors and Executive Officers of the Registrant........................   73
  Item 11.   Executive Compensation....................................................   75
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............   77
  Item 13.   Certain Relationships and Related Transactions............................   77

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   85
             Signatures................................................................   87

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     ORBCOMM Global, L.P. ("ORBCOMM" or the "Company") is establishing the first commercial low-Earth orbit ("LEO") satellite-based mobile data and messaging communications system that will be available on a global basis (the "ORBCOMM System"). The ORBCOMM System, planned to be fully deployed in early 1998, is designed to provide reliable, low-cost, two-way global data and messaging communications through a constellation of 28 LEO satellites and a complement of associated ground infrastructure situated around the world. Major target markets include worldwide mobile asset tracking; remote industrial monitoring and control applications; environmental data collection; and real time person-to-person and machine-to-machine communications, including two-way Internet electronic mail ("email") communications and recreational and business messaging.

     ORBCOMM is a Delaware limited partnership formed in 1993 to develop, construct, operate and market the ORBCOMM System. The general and limited partnership interests in ORBCOMM are held by each of Orbital Communications Corporation ("OCC"), a Delaware corporation and subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe") and Technology Resources Industries Bhd. ("TRI"). OCC and Teleglobe Mobile have invested approximately $160 million in the ORBCOMM project.

     Orbital, a Delaware corporation, is a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services, including launch systems, satellites, space sensors and electronics, ground systems and software products, satellite access products and communications and information services. Teleglobe, a Canadian corporation, provides international telecommunications services to over 240 countries worldwide through a network of submarine cables and satellite Earth stations. Teleglobe is owned approximately 22% by BCE Inc., which is the largest public corporate entity in Canada, and indirectly approximately 20% by Telesystem Ltd., a Canadian company, that also has an interest in Telesystem International Wireless Corporation N.V. ("TIW"). TIW has paging and cellular interests in several countries around the world, including China, Mexico, Romania and India. Teleglobe has formed a partnership, Teleglobe Mobile, with TRI to hold its interest in the ORBCOMM project. TRI operates the largest and one of the fastest-growing cellular networks in Malaysia, with over 800,000 subscribers and also has cellular and paging joint ventures in five countries.

     In addition, ORBCOMM has three subsidiaries, ORBCOMM USA, L.P. ("ORBCOMM USA"), a Delaware limited partnership, ORBCOMM International Partners, L.P. ("ORBCOMM International"), a Delaware limited partnership, and ORBCOMM Global Capital Corporation ("Capital"), a Delaware corporation. ORBCOMM holds general and limited partnership interests with a 98% participation percentage ("Participation Percentage") in each of ORBCOMM USA and ORBCOMM International. OCC directly holds general and limited partnership interests in ORBCOMM USA with a 2% Participation Percentage. Teleglobe Mobile directly holds general and limited partnership interests in ORBCOMM International with a 2% Participation Percentage. ORBCOMM USA and ORBCOMM International were formed to market services using the ORBCOMM System in the United States and internationally, respectively.

     Capital, a Delaware corporation, was formed in July 1996 to act as a co-issuer in connection with the private placement (the "Old Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). The Old Notes were exchanged in January 1997 for notes that are substantially similar to the Old Notes except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. Capital has nominal assets and will not conduct any operations.

THE ORBCOMM SYSTEM

  General

     The Company currently offers commercial intermittent data communications services in the United States through its existing network, which consists of two LEO satellites launched in April 1995 and related U.S. ground infrastructure. When fully deployed, the ORBCOMM System is designed to provide data and short, alphanumeric paging-like messaging communications coverage virtually anywhere on the Earth's surface in a reliable and cost-effective manner. In contrast to "Big LEO" systems, which are designed primarily for voice applications, the ORBCOMM System, which is a "Little LEO" system, is focused on data communications and messaging applications. The ORBCOMM System is designed to address the substantial existing and growing demand for communications services worldwide, without the high cost and geographic and technical limitations imposed by other communications systems. The Company intends to distribute its services globally in a cost-effective manner primarily through the use of value-added resellers ("Resellers") and other distribution channels, as appropriate, in the United States and international service licensees ("International Licensees") around the world.

     To use the ORBCOMM System for text messaging, a user creates a message using a computer connected to an ORBCOMM subscriber communicator ("Subscriber Communicator") or a stand-alone Subscriber Communicator, which message is sent to the nearest ORBCOMM System satellite and delivered to an ORBCOMM Earth station, which supports communication with the satellites, and then to the Gateway Switching System, which processes the messages. Within the Gateway, the message is processed using a combination of ORBCOMM-developed and commercial email software, and sent on to its ultimate destination. If desired, an acknowledgment message is returned to the sender. The final delivery may be to another Subscriber Communicator or may make use of public/private X.25 data networks or the Internet. ORBCOMM expects that, with a planned constellation of 28 satellites, the ORBCOMM System will provide communications availability generally exceeding 95% of each 24-hour period in the United States and other temperate zones in the Northern and Southern Hemispheres and exceeding 75% of each 24-hour period in the equatorial region. On full deployment, the ORBCOMM System is designed to transmit a U.S.-initiated message ranging in length from six bytes to 100 bytes, depending on system loading, in from approximately three to 25 seconds.

     In October 1994, OCC became the first company to be awarded Federal Communications Commission ("FCC") authority to construct, launch and operate a LEO satellite-based data and messaging communications system in the United States (the "FCC License"). Today, the ORBCOMM System is the only commercial Little LEO system that is fully licensed for all segments of its system in the United States. In 1992, certain portions of the radio spectrum were allocated by the International Telecommunications Union ("ITU") for use by Little LEO satellite systems, such as the ORBCOMM System, on an international basis.

  Recent Developments

     In 1995, in addition to the successful launch of the first two ORBCOMM System satellites, the Company completed initial development and construction of the ground infrastructure located in the United States and associated network control systems, and tested prototype Subscriber Communicators. In 1996, additional progress was made on the ORBCOMM System. In February 1996, ORBCOMM initiated intermittent data communications services in the United States. The two ORBCOMM System satellites and four U.S. Earth stations currently are providing data communications services, focused on environmental and industrial monitoring applications for the U.S. environmental and oil and gas industries, and asset and cargo tracking applications for the U.S. government and commercial entities, with additional tracking and positioning applications targeted for the near future. The Company currently has two satellites on orbit, with 26 additional satellites scheduled for launch in 1997 and 1998.

     The Company plans to provide initial services in the United States primarily through Resellers, many of whom have an existing, well-established market presence through their existing customer bases, market-specific brand name recognition and distribution networks. Outside the United States, the Company will enter into service license agreements ("Service License Agreements") with International Licensees who will be responsible in their territory for, among other things, procuring from ORBCOMM and installing the necessary Gateways (facilities that transport and control the flow of data and necessary communications and other information for the ORBCOMM System), obtaining all regulatory approvals to provide services using the ORBCOMM System and operating and marketing services using the ORBCOMM System. During 1996, ORBCOMM added 14 Resellers and expanded its worldwide network of International Licensees. Currently, ORBCOMM has 33 reseller agreements with companies including Arinc, Inc., Corexco Consulting Services, Inc., Globitrac, Inc., Sky-Eye Railway Services, Inc. and the Stevens Water Monitoring Division of Leupold & Stevens, Inc. In addition, the Company also has signed seven Service License Agreements with International Licensees, five of which were executed during 1996. In 1996, ORBCOMM signed a Service License Agreement with European Company for Mobile Communicator Services, B.V., ORBCOMM Europe ("ORBCOMM Europe"), a consortium of European companies, which has been given the exclusive right to market services using the ORBCOMM System to approximately 40 European countries. ORBCOMM has also executed Service License Agreements with ORBCOMM Canada Inc., which is controlled by Teleglobe, Cellular Communications Network (Malaysia) Sdn. Bhd. ("Celcom"), a wholly owned subsidiary of TRI, ORBCOMM Maghreb, S.A. ("ORBCOMM Maghreb"), CEC Bosphorus Communications, Ltd. ("CEC Bosphorus"), SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and Communications Technology Inc. ("CTI"). ORBCOMM Canada, Celcom, ORBCOMM Maghreb, CEC Bosphorus, SEC ORBCOMM and CTI were granted the exclusive right to market ORBCOMM System services in Canada; Malaysia, Singapore and Brunei; Morocco, Tunisia, Algeria and Mauritania; Turkey and eight Central Asian countries; 11 Middle East countries; and the Republic of Korea, respectively. Currently, 69 countries with a combined population of almost one billion are covered by Service License Agreements. The Company is also in active negotiations with approximately 25 other potential International Licensees, representing approximately 75 countries around the world.

     During 1996, two Subscriber Communicator manufacturers were added to the three existing manufacturers and four different types of Subscriber Communicators were approved for manufacture. The Company currently has development and manufacturing agreements with Kyushu Matsushita Electric Company, Ltd. (also known as "Panasonic") and is in the process of finalizing a sales support agreement with Panasonic. The Company has also executed Subscriber Communicator Manufacturing Agreements, which include terms regarding the development, manufacture and sales support for Subscriber Communicators, with Scientific-Atlanta, Inc. ("Scientific-Atlanta"), Magellan Corporation ("Magellan"), a subsidiary of Orbital, Torrey Science Corporation ("Torrey Science") and Stellar Electronics Ltd. ("Stellar"). Panasonic has received authorization from the Company to manufacture two basic Subscriber Communicators, one with and one without the ability to receive positioning signals from the Global Positioning Satellite ("GPS") system, both of which are now commercially available. Torrey Science received authorization from the Company in August 1996 and Stellar received authorization from the Company in September 1996 to manufacture a basic Subscriber Communicator.

  Services

     ORBCOMM System service offerings for mobile data and messaging communications will fall into two broad categories with variations based on market requirements: tracking and monitoring; and message and priority communications.

     Tracking and Monitoring. The Company believes that tracking and monitoring users will include a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple remote locations. Major target markets include: (i) worldwide mobile asset tracking;
(ii) industrial monitoring and control applications; and (iii) environmental data collection. Many of these users manage numerous, widely dispersed sites in remote areas out of reach of the public switched telephone network ("PSTN") or terrestrial-based wireless systems, and often accomplish data collection and equipment control functions manually with on-site personnel.

     Messaging and Priority Communications. The Company believes that messaging communications users will include a broad range of commercial and consumer users who require a means of communicating with locations such as their office, dispatch center or home or who require the ability to send priority messages or positioning information. Examples include professionals who work away from their office, fleet operators who require reliable messaging between a central office and mobile assets, and individuals who desire a means of communicating short messages or positioning information from an automobile, boat or other remote locations. These users currently rely on pagers, cellular phones, fleet dispatch systems and public pay phones, all of which can be unavailable, inconvenient or expensive in certain geographic locations. In remote geographic regions outside the United States, these PSTN and terrestrial-based wireless systems are not always available or cost-effective. As a satellite-based system with coverage available virtually anywhere on the Earth's surface, the Company can offer messaging services through the ORBCOMM System.

  Addressable Markets

     The Company has identified a number of industries and industry segments in the United States where there currently exists a demand for mobile data and messaging communications services for tracking and monitoring, which the Company views as the initial primary target applications for its services. The Company believes that certain portions of the transportation, energy, environmental and marine industries or industry segments and the U.S. government possess characteristics or requirements that are particularly well-suited to the services offered by Little LEO systems. The Company refers to these portions as "addressable markets." The Company's description of potential markets for its data and messaging communications service offerings and the Company's addressable markets represent only the Company's estimates as of the date hereof with respect to such markets.

     Transportation. Transportation companies require a cost-effective means of regularly and reliably monitoring the location and the status of cargo globally to reduce cargo losses, improve service and better use transportation assets. The transportation market can be separated into four categories: trailers including full truckload, less-than-full truckload and private trucking; long-haul trucking; containers; and rail cars.

     The Company believes that the U.S. addressable market for full truckloads comprises non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization, and for less-than-full truckload comprises non-refrigerated trailers that carry high-value goods and travel longer, less-than-full truckload routes (greater than 400 miles) between regional centers. The addressable market for private fleet trucks is expected to be those used in "just-in-time" manufacturing and distribution systems and which, therefore, typically require high levels of efficiency due to competition from for-hire companies. The Company expects the addressable market for refrigerated trailers to comprise those trailers for which cargo monitoring and trailer utilization are required. Trailers (both refrigerated and non-refrigerated) are currently being tracked by geostationary satellite-based systems (such as those offered by QUALCOMM) that offer seamless coverage, but depend on larger power sources that require the trailer to be attached to the main engine of the tractor. As a result, when the trailer is detached from the tractor, it can no longer be tracked. A low-power cellular system can be used to track untethered trailers; however, geographic coverage is limited and the Company believes that the cost of cellular roaming may make this service cost-prohibitive. Private trucking fleets typically use systems internal to their companies where each trailer's number is manually recorded as trailers enter and leave a point of distribution.

     The Company believes that its addressable portion of the U.S. long-haul trucking market is characterized by smaller fleets (typically less than 50 trucks) that need mobile communications to compete with larger fleets but have been unable to afford the current service offerings where equipment costs are approximately $4,000 per unit. A low-cost alternative for these smaller fleets has been paging, although paging currently offers only a one-way short data link to the vehicle. The Company believes that the addressable market for the owner-operated transportation vehicle sub-segment comprises those vehicles contracted to larger, long-haul carriers. While these larger carriers resist installing $4,000 mobile communications units on vehicles they do not own, many are still requiring owner-operators to equip their vehicles with mobile communications.

     The Company expects that its addressable market in the container (intermodal) industry segment in the United States will comprise those containers carrying the most valuable items subject to theft. Currently, intermodal container transportation systems use manual systems to record containers as they enter and leave yards. Unlike the ORBCOMM System, these passive systems record where a trailer has been, but not where it is, its status or the condition of its contents.

     The Company believes that the addressable market for rail transportation will comprise those rail cars used to transport high-value cargo or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs therefore share the same limitations as bar code systems because they only record where the trailer has been, not its current location, status or the condition of its contents.

     Energy. The Company believes that the ORBCOMM System can provide an effective means of monitoring and controlling various assets used in the energy industry. Pipeline operators take active measures to monitor lines and limit pipeline corrosion to comply with laws by installing cathodic protection systems that include a device called a rectifier. Protection systems also are required by federal regulations on storage tanks, utility systems and injection wells. The majority of protection system records are now compiled from data collected by personnel who travel to the site and record the readings. Conventional industry practice is to install one rectifier per mile of pipeline with generally one transceiver (subscriber communication device) per rectifier. However, several pipelines can be laid along one right-of-way, with a common rectifier system, meaning that multiple rectifiers can feed into one transceiver unit. The Company believes that its addressable market comprises the aggregate number of rectifiers currently deployed on U.S. pipelines. In addition, the Company believes that its addressable market for wells producing natural gas and crude oil and gas and electric utility meters in the United States will be those production wells and utility meters located in remote geographic locations.

     Environmental. Many industrial companies and government agencies have a need to monitor meteorological, hydrological and environmental data such as rainfall, water levels and water quality at remote sites. For example, the Environmental Protection Agency has established standards for air and water quality that require pollution abatement procedures, which procedures rely heavily on the automated logging and collection of data from remote sites. In addition to pollutants, water monitoring devices are used to measure flow rate, temperature and water level. The Company believes that the addressable market comprises those sites that are located in highly remote areas not served by terrestrial systems, which can use Subscriber Communicators to transmit small amounts of data relatively infrequently and on an exception basis.

     Marine. The Company has identified two U.S. marine industry segments, Fisheries, and Barges and Workboats. The Company's addressable market is expected to be those fishing vessels that operate primarily in the Gulf of Alaska, the Northwest United States and the Northwestern Atlantic. These vessels usually remain at sea for extended periods and operate on extremely tight margins with operating costs that are carefully controlled. As a result, they need low-cost communications systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. The Company expects that the addressable market for barges and workboats will comprise barges that operate without independent sources of power and carry grain, coal and other commodities. They traverse U.S. waterways in groups of barges that are "fleeted" together and pushed by towboats and require energy-efficient monitoring and communications devices to transmit position reports, cargo status reports and security information. Tugs, towboats and supply/service boats also need low-cost two-way communications to send operational and service-related data to their land-based headquarters and receive dispatch instructions in return.

     U.S. Government. The Company believes U.S. Government applications represent a major target market for its services. Pressures to contain Federal spending and specific acts of Congress have resulted in a major change in the procurement practices in the Department of Defense ("DoD") and civil agencies, causing them, where possible, to purchase satellite-based services from commercial providers. The Company believes that use of LEO systems like the ORBCOMM System will provide Government users with low-cost solutions, low probability of intercept and detection and worldwide availability. The Company believes that DoD programs have requirements currently unfulfilled by existing systems. Each program promotes the vision of extending communications down to individual soldiers and system operators. Currently, there is no dedicated

DoD system available using inexpensive, small, lightweight communication units. The Company expects to compete to provide LEO service to the U.S. Government, including in connection with certain programs already announced by the U.S. Government.

     Foreign Governments. Use of Little LEO systems such as the ORBCOMM System is expected to provide foreign governments with low-cost applications, low probability of intercept and detection and worldwide availability. Potential defense applications include transmission of GPS-determined position data for maneuvering units and downed pilots and transmission of air defense, fire support data, asset tracking and tactical messaging. Potential civil government applications include wide-area clandestine communications, monitoring and control of natural resources and search and rescue functions. For foreign governments, the Company anticipates that the ORBCOMM System could improve coverage and reliability and reduce the cost of such applications.

     With respect to the provision by the Company of services using the ORBCOMM System on an international basis, the Company believes that certain of its international business activities, including its provision of services through International Licensees to foreign end-users, public or private, will be governed primarily by the internal laws of the relevant foreign countries or regions. The provision of such services may also be subject to U.S. laws, regulations and treaties regarding the export or sale of technology, products or services by U.S. companies to foreign governments or private foreign entities, including those U.S. laws, regulations and treaties that restrict or regulate the export by U.S. companies of certain sensitive technologies, products or services having military or other applications.

     Future Markets. In addition to the markets and applications (such as those described above) that have already displayed a demand for mobile data and messaging communications services, the Company believes that with the full deployment of the constellation, the ORBCOMM System's combination of capabilities will stimulate new demand, especially among potential messaging users. The Company expects that in the United States, the ORBCOMM System will complement existing and planned terrestrial wireless communications systems, by providing coverage in geographic areas where such services are not offered or by enhancing data applications currently being provided through the PSTN or the public switched data network ("PSDN"). Internationally, the Company believes that the ORBCOMM System can offer services in developing countries or remote regions where basic telephone service or data and messaging services are not available. As a satellite-based system with coverage of virtually all of the Earth's surface, the Company can efficiently and cost-effectively offer communications services in these geographic areas through the ORBCOMM System.

  Marketing

     Domestic. The exclusive right to market the ORBCOMM System in the United States is held by ORBCOMM USA. ORBCOMM USA has developed a comprehensive marketing plan that includes distribution, applications development, customer service and pricing strategies. Currently, while offering commercial intermittent service, ORBCOMM USA is seeking to build an initial base of subscribers in the United States and expand on its agreements with key channels of distribution. During the fully operational stage, the Company expects that ORBCOMM USA's sales and marketing staff will primarily support indirect channels of distribution.

     ORBCOMM USA is in the process of negotiating and signing agreements with Resellers who purchase ORBCOMM System services directly from the Company and resell these services to end-users in a specific industry and/or market as part of a package that may include other products or services. In soliciting customers, the Reseller "adds value" to the basic service offering by bundling related applications software, hardware or product packaging for its respective industry or market segment. Existing mobile data carriers are expected to offer ORBCOMM System services by taking advantage of the ORBCOMM System's "gap-filler" properties as well as its geolocation and acknowledgment features. Such additional ORBCOMM partners are likely to come from such areas as paging, personal communications services ("PCS"), mobile data, cellular and intelligent transportation systems.

     International. The Company holds the exclusive right to market the ORBCOMM System outside the United States and has licensed this right to ORBCOMM International. Provision of communication services using the ORBCOMM System outside the United States is expected to be achieved through International Licensees authorized by ORBCOMM International. ORBCOMM International has signed seven Service License Agreements with International Licensees and is in the process of negotiating and signing additional Service License Agreements covering various countries or regions of planned service outside of the United States.

     International Licensees will be responsible for obtaining all necessary licenses and approvals for the use of the ORBCOMM System and the construction and operation of the Gateways in the designated territories. Accordingly, in selecting authorized International Licensees for a particular country, ORBCOMM International considers such factors as an International Licensee's: (i) reputation in the marketplace; (ii) existing distribution capabilities and infrastructure; (iii) financial condition and other resources; and (iv) ability to obtain the requisite local regulatory approvals. International Licensees will pay fees for access to the ORBCOMM System in their territory, including a monthly Satellite Usage Fee. The Satellite Usage Fee is calculated as the greater of a percentage of gross operating revenues and a data throughput fee, which percentage and dollar amount may be increased by the Company in accordance with the terms of the Agreement.

     In conjunction with the execution of a Service License Agreement, an International Licensee will be required to purchase from ORBCOMM a Gateway, which will include a specific number of Earth stations. In certain defined circumstances, an International Licensee may be permitted by the Company to share a Gateway with another International Licensee in an adjacent territory, thereby reducing the initial out-of-pocket start-up costs for an ORBCOMM System franchise. For example, ORBCOMM International has executed a Ground Segment Facilities Use Agreement with ORBCOMM Canada, pursuant to which ORBCOMM Canada is authorized for a fee to access and use the U.S. Gateway on a shared basis with ORBCOMM USA.

  System Architecture

     Overview. The ORBCOMM System has been designed to provide for the delivery and receipt of data communications and short, alphanumeric paging-like messages anywhere in the world on a highly efficient and cost-effective basis. ORBCOMM System satellites are designed specifically for the transmission of short messages. This design focus eliminates a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers that are required on larger, more complex satellites designed to carry voice, video and data traffic. The less complex and more compact design of the ORBCOMM System satellites (approximately 95 pounds) reduces the cost and time of production and enables the Company to launch multiple satellites using a single, relatively low-cost launch vehicle. The ORBCOMM System uses a digital packet-switched communication protocol. The Company believes this design will provide ORBCOMM with a substantial cost advantage versus the communication protocols to be used by the proposed Big LEO systems such as Iridium and Globalstar. Unlike the ORBCOMM System, Big LEO systems, which are designed primarily for two-way voice traffic, are required to establish a circuit-oriented connection over their network to transmit even short messages, which significantly increases the per-message transmission cost for short messages.

     The two ORBCOMM System satellites currently operational have provided the Company with significant information regarding actual satellite performance in a space environment. As a result of analyzing this information, as well as information obtained prior to launch, ORBCOMM, in conjunction with Orbital, has undertaken a redesign of certain system elements of the satellites. The Company also continues to experience, from time to time, certain technical difficulties with the ORBCOMM network, including unplanned outages of certain electronic systems and subsystems on its initial two satellites resulting in the temporary inability to process subscriber communications. While the Company believes these technical difficulties have been addressed as experienced, and that none of these difficulties has resulted in a significant degradation of satellite performance, there can be no assurance that performance degradation in these two satellites will not occur in the future.

     The ORBCOMM System consists of four operational segments: (i) a base space segment consisting of a constellation of 28 LEO satellites; (ii) a ground segment consisting of Gateways, the major elements of which include Earth stations sending and receiving signals and a message switching system that processes the message traffic; (iii) a control segment to monitor and manage the flow of information through the system; and (iv) a subscriber segment consisting of communicators used by subscribers to transmit and receive messages to and from nearby satellites.

     Space Segment. The base Space Segment will consist of a constellation of 28 satellites comprising three planes of eight satellites and two planes of two satellites in highly inclined orbits (of which one plane of two satellites has been launched), all at approximately 775 kilometers above the Earth. The two in-orbit satellites are in a 70 degrees inclined plane at an altitude of approximately 740 kilometers. The MicroStar(TM) satellites are produced by Orbital and generally will be deployed in groups of eight using Orbital's Pegasus(R) XL launch vehicle. Two satellites are to be placed in a high-inclination orbit using an Orbital Taurus(R) launch vehicle. The design of the remaining 26 satellites (as well as the eight ground spare satellites) is expected to be substantially identical.

     The satellites, each of which is a self-contained node of the ORBCOMM System, are equipped with a VHF and UHF communications infrastructure capable of transmission in the 137.0-150.05 MHz and the 400.075-400.125 MHz bands. The use of the Earth-to-space spectrum is managed by an on-board computer that employs an ORBCOMM-developed Dynamic Channel Activity Assignment System ("DCAAS"). The DCAAS continuously scans the authorized spectrum, identifies frequencies in use and assigns channels to minimize the possibility of interference. DCAAS is expected to change the frequency of the uplink random access channels every five to 15 seconds. The ORBCOMM System satellites can also transmit a UHF beacon that provides Subscriber Communicator manufacturers with the ability to supply enhanced, low-cost, Doppler positioning.

     Under the terms of the ORBCOMM System Procurement Agreement (the "Procurement Agreement") between Orbital and the Company, the Company is purchasing, among other things, 34 LEO satellites and launch services for 26 satellites. Eight of the 34 satellites may be used as ground spares and launched in the event of the loss of satellites as a result of a launch failure or in-orbit satellite failure. In the event such satellites are not needed for such purpose, ORBCOMM currently intends to launch these satellites as an additional plane of eight, as authorized by the FCC License. This would increase global coverage and provide additional system redundancy. Except for the communications software, which is the responsibility of ORBCOMM, Orbital is responsible for the performance of the satellites, the U.S. Earth stations and the satellite management functionality of the Network Control Center ("NCC"). See Item 13, Certain Relationships and Related Transactions.

     The Procurement Agreement with Orbital provides for the launch of 24 satellites on the Pegasus XL. Orbital's Pegasus XL vehicle is launched from beneath Orbital's leased, modified Lockheed L-1011 and is capable of deploying satellites weighing up to 1,000 pounds into low-Earth orbit. Orbital conducted five Pegasus missions in 1996. Following a comprehensive review of design, assembly, test and operations procedures triggered by two earlier unsuccessful flights, the Pegasus XL, an enhanced version of the standard Pegasus launch vehicle, successfully launched a satellite for the U.S. Air Force to its intended orbit in March 1996, and performed two successful National Aeronautics and Space Administration ("NASA") missions during the summer of 1996. A standard Pegasus also successfully launched a DoD satellite in May 1996. In November 1996, a Pegasus XL delivered two NASA scientific satellites to their designated orbits but the satellites failed to separate from the launch vehicle. The Pegasus separation system used on this launch has worked properly on all previous launches on which it was deployed. Orbital believes that the problem was caused by a faulty electrical power system on the Pegasus that failed to activate certain satellite separation mechanisms and does not anticipate significant further delays in its launch schedule to implement necessary corrective action.

     In addition, the Company expects to launch two additional satellites as a secondary payload on Orbital's Taurus launch vehicle. Taurus is a four-stage, ground-launched derivative of Pegasus. In March 1994, Orbital successfully launched the first Taurus vehicle, deploying two satellites for the Defense Advanced Research

Projects Agency into their target orbits. The Taurus launch vehicle is being modified to incorporate corrective actions undertaken in response to the November 1996 Pegasus XL launch anomaly.

     The ORBCOMM network is unique in that both the Ground Segment and the Subscriber Segment (described below) communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost, of supporting multiple radio payloads on a single satellite. The satellites also contain an intelligent packet-routing capability, including a limited store-and-forward capability.

     Ground Segment. The Ground Segment consists of Gateways strategically located throughout the world. The role of the Gateway is to provide access to the Space Segment and interface to public and private data networks. The major elements of a Gateway include:

     - Earth stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, associated pedestal, controller, and radio equipment;

     - Gateway Message Switching System, which processes the message traffic and provides the interconnection to the terrestrial networks; and

     - Gateway Management System, which manages the Gateway elements.

     To provide real time services using the ORBCOMM System in a particular geographic region, an appropriately located Gateway is required. Substantially all elements of the U.S. Gateway have been constructed, including four Earth stations located in New York, Arizona, Georgia and Washington. ORBCOMM has entered into agreements with six International Licensees for the construction of Gateways outside the United States and expects to enter into similar additional agreements in connection with the execution of new Service License Agreements. The cost and implementation of these Gateways is expected to be borne by the International Licensees.

     The Gateway satellite links have been designed to make use of single uplink and downlink channels for all ORBCOMM System satellites by using a Time Division Multiple Access ("TDMA") protocol. This protocol will permit multiple Gateways to communicate simultaneously with a single satellite. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from Earth station to Earth station under the centralized control of the NCC.

     Control Segment. The Control Segment monitors and manages all network elements to ensure continuous, consistent operations in the provision of quality service. The Control Segment is housed at the NCC. ORBCOMM is constructing a new NCC, which is scheduled to be completed during the third quarter of 1997, that will allow ORBCOMM to control, monitor and administer the 28 satellite constellation and ground control assets.

     The Control Segment systems include a network management system that presents the status of all network elements and a space vehicle management system. Through the U.S. Gateway, managed from the NCC, ORBCOMM has access to the Space Segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC maintains ultimate control over the ORBCOMM System.

     Subscriber Segment. The Subscriber Segment consists of various models of Subscriber Communicators that are generally designed to support specific application needs of users. The Subscriber Communicator models will include: (i) vehicular/battery-powered Subscriber Communicators that could be used in asset tracking, cargo monitoring, or vehicular operation monitoring; (ii) externally powered Subscriber Communicators for fixed applications such as pipeline monitoring, remote device control, or environmental monitoring; and (iii) self-contained, battery- and/or solar-powered Subscriber Communicators that would support applications where commercial or other external power is not available, including personal messaging applications.

     Subscriber Communicators targeted for industrial or telemetric applications are designed to interface with sensors or control devices through an industry-standard serial interface using a proprietary communications protocol, developed to take advantage of the packet nature of the ORBCOMM System. Subscriber Communicators targeted for personal use will incorporate interfaces such as integrated keyboards or touch-sensitive screens. Additionally, while the ORBCOMM System satellites are designed to support Doppler position determination in the Subscriber Communicators, certain Subscriber Communicator models will also be equipped with GPS receivers, permitting more rapid and more accurate location determination.

SUMMARY SATELLITE DATA

     The most significant characteristics of the satellites that comprise the ORBCOMM System, such as their design specification, coverage and design life, as well as licensing and launch information for the satellites, are summarized in the following table.

                         NUMBER OF                                                   LAUNCH                                DESIGN
                       SATELLITES(1)        PLANE             LAUNCH DATE            VEHICLE            LICENSED            LIFE
                       -------------     -----------    -----------------------    -----------    --------------------    --------
A. OPERATIONAL(2)
   1. FM 1-2                 2           70 degrees     April 1995                 Pegasus        October 20, 1994(3)      4 Years
B. LICENSED
   1. FM 3-4                 2           70 degrees     Third Quarter 1997(4)      Taurus(5)      October 20, 1994         5 Years
   2. FM 5-12                8           45 degrees     Third Quarter 1997(4)      Pegasus XL     October 20, 1994         5 Years
   3. FM 13-20               8           45 degrees     Fourth Quarter 1997(4)     Pegasus XL     October 20, 1994         5 Years
   4. FM 21-28               8           45 degrees     First Quarter 1998(4)      Pegasus XL     October 20, 1994         5 Years
   5. FM 29-36(6)            8           45 degrees     Optional                   Pegasus XL     October 20, 1994         5 Years

---------------
(1) Each of the satellites that comprise the ORBCOMM System is an Orbital MicroStar satellite, measuring approximately 41 inches in diameter, 6.5 inches in height, 170 inches in deployed length and 88 inches in "deployed width at solar arrays." Each of the ORBCOMM System satellites is currently authorized to operate in the 137.0-138.0 MHz band with a power flux density ("PFD") limit on Earth of -125 dB (W/m(2)/4 kHz) for (satellite-to-subscriber and -Earth station) transmissions. Also, each satellite currently is authorized to operate at 400.1 MHz (P25 kHz) for satellite-to-subscriber transmissions with no PFD limit. Each of the ORBCOMM System satellites also is currently authorized to operate in the 148.0-149.9 MHz band for uplink (subscriber- and Earth station-to-satellite) transmissions at five watts and up to 10,000 watts, respectively. OCC has requested that the FCC license additional frequencies located at 137.0-138.0 MHz and 149.9-150.05 MHz for use by ORBCOMM.

(2) The two ORBCOMM System satellites that are currently in orbit provide communications availability in the United States for approximately 10% of each 24-hour period (eight to ten passes over a fixed point on the Earth's surface each day), with maximum outages of approximately nine hours. ORBCOMM expects that, with a planned constellation of 28 satellites, the ORBCOMM System will provide communications availability generally exceeding 95% of each 24-hour period in the United States and other temperate zones in the Northern and Southern hemispheres and averaging 75% of each 24-hour period in the equatorial region.

(3) The license for the ORBCOMM System issued to OCC by the FCC on October 20, 1994 supersedes the earlier experimental licenses granted to OCC and includes the two satellites launched by OCC in April 1995. The October 20, 1994 license grants OCC the authority to construct, launch and operate 36 LEO satellites in the United States.

(4) Each of the future launch dates identified represents the currently targeted launch date.

(5) These two satellites are intended to be launched as a secondary payload on a Taurus launch vehicle, also manufactured by Orbital.

(6) These eight satellites represent ground spares that may be deployed as a fourth plane by the Company, provided that, subject to FCC approval, the Company may determine not to so deploy such satellites.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. At this time, the ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States. ORBCOMM inaugurated commercial service on February 1, 1996, becoming the first commercial Little LEO mobile satellite service provider. The Company believes that commencement of commercial service provides it with a substantial head start in developing markets, distribution systems, applications and customers globally. The Company expects that potential competitors will include other Little LEO systems, such as Starsys Global Positioning, Inc. ("Starsys"), Big LEO systems, such as the Iridium and Globalstar systems and several existing and planned geosynchronous Earth orbit ("GEO") systems such as the American Mobile Satellite Corporation system.

     Starsys is licensed to construct and operate a multiple-satellite constellation that, if deployed, could compete directly with the ORBCOMM System. Starsys employs code division multiple access ("CDMA") modulation (spread spectrum) that must operate in spectrum that is allocated on both a "primary" and

"secondary" basis to Little LEO services. As a result, Starsys will operate at low power levels to avoid interference to other services. The low power levels result in a maximum transmission rate of 600 bps from Subscriber Communicators compared with 2,400 bps for the ORBCOMM System. In addition, the U.S. Government has imposed a channel occupancy limit on Starsys of 25% of that permitted for the ORBCOMM System to prevent interference to existing U.S. Government systems. The Company believes that no operational Starsys satellites will be launched until 1998 at the earliest, and that completion of the network will not be accomplished before 2000.

     One other entity has been licensed by the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA"), a not-for-profit organization, has been licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. VITA's first satellite was destroyed in 1995 as a result of a launch vehicle failure. VITA has requested that the FCC authorize it to launch a replacement satellite. It is expected that the FCC will authorize VITA to launch a replacement satellite.

     The Company does not expect that any of the other proposed Little LEO systems currently participating in a second licensing round before the FCC will be in a position to offer competing real time data and messaging communications services before the year 2000. Even if the FCC were to license one or more of these other applicants, the Company holds a substantial advantage over these potential competitors by virtue of its having already obtained FCC licensing for all elements of its system in the United States, by achieving, in large part, international coordination of its designated frequencies through the ITU, and having already designed, constructed and deployed a fully functional, end-to-end system. Over the course of the next several years, the Company is expected to obtain further advantages over these potential competitors by launching the remaining satellites in the ORBCOMM System, by signing agreements with additional Subscriber Communicator manufacturers, by signing reseller and Service License Agreements with additional marketing entities and by expanding its marketing activities generally as the ORBCOMM System matures.

     Plans for other Little LEO systems have been announced in Russia, France, Tonga, Brazil, Mexico, Uganda, Australia and Korea. However, with the sole exception of the French candidate system, the ORBCOMM System and those of the other U.S. licensees are expected to occupy all but a small portion of the currently allocated spectrum and are protected from harmful interference from all other systems.

     The Big LEO systems, which will operate LEO mobile satellite systems using radio frequencies above 1 GHz, are not expected to be ready for real time, uninterrupted service before 1998. In addition, all the Big LEO systems are designed primarily to provide two-way voice services which require larger, more complex satellites than the ORBCOMM System satellites, and larger constellations to provide coverage. As a result, the cost of the Big LEO systems is significantly greater than those of the ORBCOMM System. Based on filings with the FCC, Iridium anticipates an initial service date in 1998 for a proposed 66-satellite constellation to provide voice and other communications services at usage charges of approximately $3.00 per minute plus tail charges (land-line extension charges). The total system cost is expected to be approximately $4.7 billion. The Globalstar system is expected to cost approximately $2.5 billion and consists of a constellation of 48 satellites with usage charges of approximately $0.55 per minute. The announced objective service date for the Globalstar system is in 1998. Another satellite system designed to provide primarily voice communications is the Odyssey system, a project in which Teleglobe has an interest. Odyssey is a medium-Earth orbit system, which will be composed of 12 satellites operating at an altitude of 10,355 kilometers above the Earth. Odyssey proposes to begin operations and to become fully operational by 2001. The total system cost is expected to be approximately $2.5 billion.

     Satellite-based communications systems are characterized by high up-front costs and relatively low marginal costs of providing service. A number of Big LEO and Little LEO systems are presently being constructed or proposed, and while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and begin operations. Big LEO and GEO systems are designed primarily to provide two-way voice services, which require larger, more complex satellites and require a circuit-oriented connection over their network to transmit even short messages, which significantly increases their per-message cost for such short messages. However, these systems could seek to offer services similar to those offered by the ORBCOMM System. In such case, price competition could be intense.

     The ORBCOMM System is not intended to compete directly with existing and planned terrestrial messaging and data systems including cellular paging systems. The Company believes that the ORBCOMM System will complement these services, including the cellular and paging services currently provided by TIW or TRI, which provide low-cost services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to some vertical markets such as field service operations and trucking, where assets spend large portions of their operating time outside terrestrial system coverage areas. The ORBCOMM System presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment.

     It is expected that as terrestrial communications services expand to regions currently underserved or not served by wireline or cellular services, demand for ORBCOMM System service in these regions may be reduced. ORBCOMM may also face competition in the future from companies using new technologies and new satellite systems. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on ORBCOMM as a result of their initial marketing efforts. ORBCOMM's business would be adversely affected if competitors begin operations or existing or new communications service providers penetrate ORBCOMM's target markets before completion of the ORBCOMM System. Additionally, as with any satellite-based system, the ORBCOMM System will function when there is an unobstructed line-of-sight between the user and one or more of the ORBCOMM System satellites overhead, and services will not be available inside buildings or other similar structures. There can be no assurance that these characteristics will not adversely affect subscriber demand for the ORBCOMM System.

REGULATION

  United States FCC Regulation

     Regulatory History of ORBCOMM System. All commercial non-voice, non-geosynchronous ("NVNG") satellite systems, including Little LEO systems such as the ORBCOMM System, in the United States are subject to the regulatory authority of the FCC, which is the U.S. agency with jurisdiction over commercial uses of the radio spectrum. Little LEOs must obtain an authorization from the FCC to construct and launch their satellites and to operate their satellites to provide services in assigned spectrum segments.

     On February 28, 1990, OCC filed an application with the FCC for a Little LEO system and on March 13, 1992 and May 28, 1993, the FCC awarded OCC experimental licenses to develop and test a limited Little LEO service. These licenses, plus other licenses previously granted to OCC, permitted the launch of two satellites, the construction of two ground stations, the development and production of 1,000 subscriber terminals and the marketing of revenue-producing services.

     On October 20, 1994, the FCC License was issued to OCC. Pursuant to the FCC License, OCC was granted authority by the FCC to construct, launch and operate an additional 34 satellites located 775 kilometers above Earth, in four inclined orbital and two near-polar planes, for the purpose of providing two-way data and message communications and position determination services in certain specified segments of the radio frequency spectrum. The FCC License grants OCC the authority to operate in certain segments of the radio frequency spectrum for its uplink and downlink functions.

    Uplink:       148.0-149.9 MHz
    Downlink:     137.0-138.0 MHz and 400.075-400.125 MHz

     The FCC License is for private carriage and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 3, 1995. The milestone requirements of the FCC License mandate that OCC launch its first two satellites by December 1998 and its remaining 34 authorized satellites by December 2000. OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. OCC has set an aggressive launch schedule for 26 satellites that, if successful, will result in OCC reaching the second milestone by the end of the first quarter of 1998, subject to receipt of FCC approval by such date in the event ORBCOMM determines not to deploy the eight ground spares as a fourth plane. In addition, OCC is required, three years prior to the expiration of the FCC License, to apply for a license renewal. Although the FCC has indicated that it is inclined to grant license renewals to existing NVNG licensees, it is not certain that OCC's license would be renewed should it apply.

     Under the terms of a coordination agreement between Starsys and OCC, which was incorporated into the terms of the FCC License, OCC is required to shut down its left-hand circular polarization ("LHCP") satellite-to-subscriber downlink channels under certain circumstances when operation of such channels would interfere with the Starsys system. To further lessen the possibility of co-polarization interference, OCC also agreed to modify its frequency plan to locate its LHCP channels in the lower portion of the 137.0-138.0 MHz band. Although this agreement only applies to OCC's domestic operations, the FCC reserved the right to consider extending these coordination provisions to OCC's international operations if notified of actual sharing difficulties between the ORBCOMM System and Starsys.

     In 1995, the FCC granted OCC licenses to operate four Earth stations in the continental United States and granted OCC a blanket license to deploy up to 200,000 Subscriber Communicators. Thus, the ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States.

     Second Processing Round. On November 16, 1994, the FCC closed the application filing period for applications for other proposed NVNG satellite systems. Currently, there are seven NVNG applicants in the second processing round (including OCC), each of which proposes to operate in all or part of the same frequencies as the ORBCOMM System in the United States.

     In its second round application before the FCC, OCC seeks authorization to construct 12 more satellites to improve its high-latitude coverage over Alaska, Canada and Europe, as well as to provide additional capacity and greater in-orbit redundancy. This proposal would require the FCC to allocate an additional 90 kHz of spectrum in the 137-138 MHz downlink to OCC. OCC also has requested use of an additional 50 kHz in the 149.9-150.05 MHz band for a worldwide gateway uplink. This spectrum, while registered to OCC, is currently occupied by Russian military satellite downlinks.

     Although the FCC has closed the second processing round for NVNG systems, it has not yet licensed any of the second round applicants. On October 29, 1996, the FCC issued a Notice of Proposed Rulemaking (the "Notice") that sets forth proposed rules for the second licensing round for Little LEO systems. In the Notice, the FCC indicated that there was sufficient spectrum available for only one to three additional licensees. Due to the scarcity of spectrum, the FCC proposed to limit the second processing round to applicants who were not licensed in the first processing round and are not affiliated with companies licensed in the first processing round. In addition, to the extent there are mutually exclusive applicants in the second round, the FCC has sought comments on whether it should conduct an auction for the available licenses. The FCC anticipates that it will issue a final order on licensing rules by April 1997 and that it will proceed to licensing promptly thereafter. If the FCC's proposal to limit the second licensing round to "new" applicants is adopted and upheld, it would exclude OCC from participation in the second round. If OCC is in fact excluded from the second licensing round, OCC would likely only obtain additional spectrum to provide expansion capacity for the ORBCOMM System if additional spectrum is subsequently allocated for use by Little LEO systems.

     Request for Modification of FCC License. On October 20, 1995, OCC submitted to the FCC a request for modification of the FCC License (the "Modification Request"), proposing to reduce each of the ORBCOMM System satellites' subscriber downlinks operating in the 137-138 MHz band from two to one, while changing the downlink data rate to a selectable rate of either 4.8 or
9.6 kbps, which would reduce ORBCOMM's overall bandwidth requirements by 40 kHz. OCC also proposed to continue to operate at 4.8 kbps in high-inclination planes, and at 56 kbps in the gateway downlink on all satellites. The Modification Request would eliminate the need for OCC to shut down its LHCP when in view of a Starsys Earth station and thus obviate many of the restrictions imposed on the ORBCOMM System under the terms of the FCC License. In addition, the Modification Request would facilitate coordination of the ORBCOMM System with Russian meteorological satellites currently operating in this bandwidth and could facilitate OCC's coordination efforts with the proposed French S/80-1 satellite system. Several of the other second round applicants have filed comments with the FCC opposing the Modification Request. The Modification Request has now completed the public comment cycle and OCC believes that the Modification Request will be granted within the next several months. Should the FCC fail to grant the Modification Request, it could have a material adverse effect on the ORBCOMM System.

  International Regulation

     ITU Spectrum Allocations. The ORBCOMM System operates both in the United States and internationally using frequencies allocated for Little LEO systems in the International Table of Frequency Allocations (the "International Table"). The International Table identifies radio frequency segments that have been designated for specific radio services by the member nations of the International Telecommunications Union (the "ITU"). Major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz have been allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations include the following:

        Uplink:       148.0-149.9 MHz (1.9 MHz on a primary basis)
        Downlink:     137.0-138.0 MHz (675 kHz on a primary basis; 325 kHz on
                      a secondary basis)
                      400.15-401.00 MHz (850 kHz on a primary basis)

     In addition, 3 MHz of uplink and 3 MHz of downlink frequencies have been allocated on a secondary basis in the 300 MHz band. The band 400.075-400.125 MHz licensed for use by the ORBCOMM System already was allocated previously on a global basis to Time and Frequency Standard service and, the Company's planned use of this bandwidth complies with the regulations governing its use.

     A designation of "primary" places the Little LEO systems on an equal footing with existing users of these frequencies, subject to the provision that they not interfere with those services or constrain their growth and, with respect to certain countries and certain frequency bands, that the Little LEO systems not claim protection from those other services. A "secondary" designation means that the other users of the same frequencies have priority over the Little LEO systems and are not required to accommodate or avoid interference with them.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM System through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other satellite systems. The United States through the FCC, on behalf of OCC, notified the ITU that the ORBCOMM System was placed in service on April 3, 1995 and that it has operated without complaints of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France and the FCC has notified (registered) the ORBCOMM System with the ITU except for Russia and France. The Company believes that the Modification Request would facilitate its coordination efforts with Russia and could facilitate its coordination efforts with France. OCC expects that it will successfully complete the ITU coordination process with Russia and with France in 1997, at which time the ORBCOMM System will be fully registered with the ITU and accorded protection from interference from any other subsequently developed system.

     ITU coordination is also required for the uplink ground segment of the ORBCOMM System, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one government authority.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat has been completed successfully. The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer ORBCOMM System services in countries outside the United States will reside with the various International Licensees. The process for obtaining operating approval in foreign countries generally conforms to the following model. The International Licensee requests operating authority from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining such local regulatory approvals normally requires, among other things, that the International Licensee demonstrate the absence of interference to other authorized uses of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in certain other countries, may require reassignment of some existing users. The national regulatory authority may choose to associate with the ORBCOMM ITU submission. The national regulatory authority also will be required to submit so-called Appendix 3 information as required by the ITU Radio Regulations in order to coordinate and protect ORBCOMM Earth stations in the territory or region from interference by other ground systems.

     ORBCOMM Canada has received authority to operate in Canada and provide services using the ORBCOMM System. In addition, experimental or provisional operating authority for the ORBCOMM System has been granted in Japan, Italy, Germany, France, Russia, Mexico, Venezuela, Colombia, Chile and Korea to several International Licenses or proposed International Licensees.

     The Company provides technical and regulatory assistance to its proposed International Licensees in pursuing operating authority. The assistance provided by the Company includes actual in-country demonstrations that the ORBCOMM System can share use of the allocated spectrum with existing users while causing no harmful interference or constraining operations and growth of those systems. While International Licensees have been selected, in part, based on their perceived qualifications to obtain the requisite foreign regulatory authorizations, there can be no assurance that they will be successful in doing so, and if they are not successful, service on the ORBCOMM System will not be available in such countries. In addition, the continued operations of the International Licensees may be subject to other regulatory requirements and changes in each foreign jurisdiction.

EMPLOYEES

     As of December 31, 1996, ORBCOMM had 107 full-time employees, none of whom is subject to any collective bargaining agreement. The Company's management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 31,000 square feet of office space in Dulles, Virginia from Orbital. The Company currently operates four Earth stations. The Company owns the properties on which the St. Johns, Arizona and Arcade, New York Earth stations are located and leases, subject to long-term lease agreements, the properties on which the Ocilla, Georgia and East Wenatchee, Washington Earth stations are located.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company is a Delaware limited partnership that is owned 50% by OCC and 50% by Teleglobe Mobile. There is no public trading market for any class of common equity of ORBCOMM. To date, no cash dividends have been paid by ORBCOMM to either OCC or Teleglobe Mobile and the Company does not intend to do so in the near future.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the ORBCOMM Partnership Agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among ORBCOMM, Capital and Marine Midland Bank, as trustee (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected income and expense data of ORBCOMM for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data of ORBCOMM at December 31, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of ORBCOMM. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of ORBCOMM and notes thereto included elsewhere in this report. SINCE THE COMPANY ACCOUNTS FOR ITS OWNERSHIP IN BOTH ORBCOMM USA AND

ORBCOMM INTERNATIONAL USING THE EQUITY METHOD, REFERENCE IS MADE TO THE FINANCIAL STATEMENTS OF ORBCOMM USA AND ORBCOMM INTERNATIONAL LOCATED ELSEWHERE IN THIS REPORT.

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                       1994         1995              1996
                                                      -------     ---------       ------------
Income and Expense Data:(1)
  Total income(2)...................................  $     0     $ 958,415(3)    $  3,974,948(3)
  Equity in earnings (losses) of affiliates(4)......        0      (853,270)        (4,602,096)
  Excess (deficiency) of income over expenses.......   (9,062)       55,202        (19,480,178)

                                                              DECEMBER 31,
                                      -------------------------------------------------------------
                                         1993            1994             1995             1996
                                      -----------     -----------     ------------     ------------
Balance Sheet Data:
  Cash and cash equivalents.........  $         0     $ 5,000,000     $  1,784,950     $ 56,870,424
  Investments(5)....................            0               0                0       96,612,441
  Mobile Communications Satellite
     System, net(6).................   43,924,717      68,646,861      106,989,940      170,033,722
  Total assets......................   47,665,519      73,646,861      109,029,658      329,509,214
  Long-term debt....................            0       5,000,000        4,174,430      173,269,619
  Partners' capital.................   47,665,519      58,509,418       94,601,239      137,941,554

---------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1993, there were no income and expense transactions.

(2) The Company is a development stage enterprise and had no significant system revenue.

(3) Comprises interest income (expense), net and a non-refundable fee received from a potential International Licensee.

(4) The Company accounts for its investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting.

(5) Includes $13 million of the net proceeds of the Old Notes Offering deposited by ORBCOMM and Capital into a segregated account to be used solely for purposes of funding the development and deployment of the ORBCOMM System and related operating expenses. Also includes approximately $44.8 million in a segregated account to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998 (the "Pledge Account") and approximately $3.8 million in a segregated account related to the loan (the "MetLife Note") provided under the Loan and Security Agreement dated December 22, 1994 between the Company and MetLife Capital Corporation ("MetLife").

(6) Represents the ORBCOMM System.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, the Company was formed by Orbital, acting through OCC, and Teleglobe, acting through Teleglobe Mobile. Each of OCC and Teleglobe Mobile acquired and currently owns a 50% interest in the Company, with TRI through TR (U.S.A.) Ltd. now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA and ORBCOMM International (collectively, the "Marketing Partnerships"), with the exclusive right to market the ORBCOMM System in the United States and internationally, respectively. The Company is a 98% general partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the applicable FCC licenses and the ORBCOMM System, consistent with FCC regulations.

     To date, OCC and Teleglobe Mobile have invested an aggregate of approximately $160 million in the ORBCOMM project. In addition, on August 7, 1996, the Company and Capital completed the Old Notes Offering. In January 1997, all of the Old Notes were exchanged for the Notes, which are substantially similar to the Old Notes, except that the Notes are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are nonrecourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

     Pursuant to the terms of the partnership agreements for the Company and the Marketing Partnerships: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of the Company; (ii) OCC generally controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile generally controls the operational and financial affairs of ORBCOMM International. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, the Company accounts for the Marketing Partnerships using the equity method of accounting. The Company does not consolidate, and therefore does not report in its financial statements, ORBCOMM USA's and ORBCOMM International's actual assets, liabilities and operating revenues and expenses. Instead, the Company's proportionate share of the excess (deficiency) of income over expenses of the Marketing Partnerships is recorded under the caption "Equity in Earnings (Losses) of Affiliates" in the Company's financial statements. Correspondingly, the Company's investment in the Marketing Partnerships is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and Advances to Affiliates." Investors are encouraged to refer to the financial statements of both ORBCOMM USA and ORBCOMM International included elsewhere in this report.

     ORBCOMM USA pays to OCC an Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) to be delivered to ORBCOMM pursuant to certain procurement agreements (the "System Assets") located in the United States. In consideration of the construction and financing of the System Assets, OCC, in turn, pays to the Company a System Charge that is a quarterly fee equal to the Output Capacity Charge minus 1.15% of Total Aggregate Revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues.

     ORBCOMM International pays to Teleglobe Mobile an International Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to the Company an International System Charge that is a quarterly fee equal to the International Output Capacity Charge minus 1.15% of Total Aggregate Revenues as defined above.

SERVICE ROLL-OUT

     The roll-out of ORBCOMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. The Company currently serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Two additional satellites are planned to be launched on a Taurus launch vehicle and an additional eight satellites are planned to be launched on a Pegasus XL launch vehicle during the third quarter of 1997. Service outside the United States will be provided as International Licensees receive regulatory approval and build network ground systems.

     To facilitate the introduction and development of commercial service, the Company procured several thousand Subscriber Communicators from certain of its Subscriber Communicator manufacturers. The Company believes that this inventory will be sufficient to support certain market sales activities into the second half of 1997.

REVENUE

     Currently, during the period of commercial intermittent service, ORBCOMM USA is building an initial base of subscribers in the United States through the negotiation and execution of agreements with Resellers. Resellers purchase ORBCOMM System services directly from ORBCOMM USA and resell these services to end-users in a specific industry and/or market.

     In the United States, service pricing is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally incorporates an initial registration charge, a recurring monthly charge for access to the ORBCOMM System and usage charges based on the customer's activity. In charging for registration, access and usage, the Company has developed a pricing structure in the United States that suits the initial markets addressed by the existing two-satellite system. Priority and other real time messaging pricing will be developed as the full deployment of satellites in the ORBCOMM System occurs. It is likely that multiple pricing alternatives will be offered in the United States, including peak/off-peak, volume discounts and annual contract commitment options.

     The Company has a standard Service License Agreement for execution by International Licensees outside the United States. International Licensees are responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fixed fee in exchange for the exclusive right to use the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly Satellite Usage Fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, International Licensees are required to purchase a Gateway from ORBCOMM International or share the U.S. Gateway or a closely located Gateway operated by an International Licensee.

     Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policy as required to be competitive with other services.

OPERATING EXPENSES

     As discussed above, the Company owns and operates the assets other than the FCC License that comprise the ORBCOMM System. Satellite-based communications systems are characterized by high up-front capital expenditures and relatively low marginal costs for providing service. The Company has been depreciating some of its assets, recording a depreciation charge in its statement of income and expenses, beginning in January 1996. Additionally, the Company incurs, and reports in its financial statements, engineering and other operating expenses associated with the actual operation of the ORBCOMM System.

RESULTS OF OPERATIONS -- ORBCOMM

     The Company commenced commercial intermittent service in the United States on February 1, 1996 and has generated nominal revenues and negative cash flow to date. The Company's activities have focused primarily on the acquisition of regulatory approvals for operation of the ORBCOMM System, design, construction and deployment of its initial satellites and associated network systems, negotiation of agreements with domestic Resellers, execution of Service License Agreements with International Licensees, identification of potential International Licensees in countries outside the United States, identification and authorization of Subscriber Communicator manufacturers and hiring of management and other key personnel. The Company expects to continue to generate negative cash flow through most of 1998.

     Income. In 1995, the Company received a nonrefundable fee from a potential International Licensee. The Company recognized this nonrefundable fee over the term of the relevant agreement. No such fees were received in earlier periods or during the year ended December 31, 1996.

     In late 1994, the Company received the MetLife Note to help finance a portion of the ORBCOMM System. In addition, in August 1996, ORBCOMM closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short term government securities, with certain restrictions attached to all of the investment portfolio. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of approximately $58,000 and $3,861,000 for the years ended December 31, 1995 and 1996, respectively.

     Expenses. As discussed above, the Company is in its development stage and does not anticipate emerging from the development stage until mid-1998. During the construction phase of the ORBCOMM System, the Company has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. ground segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

     The Company incurred approximately $9,000, $50,000 and $6,933,000 of marketing, administrative and other expenses for the years ended December 31, 1994, 1995 and 1996, respectively. The Company incurred approximately $5,453,000 of ORBCOMM System engineering expenses for the year ended December 31, 1996 (none for the years ended December 31, 1994 and 1995). The Company is capitalizing a portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred approximately $6,199,000 in ORBCOMM System depreciation expense for the year ended December 31, 1996, as the ORBCOMM System became available for service in early 1996 (none for the years ended December 31, 1994 and 1995).

     Equity in Earnings (Losses) of Affiliates. The Company recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of approximately $853,000 for the year ended December 31, 1995 and approximately $4,602,000 for the year ended December 31, 1996 (none for the year ended December 31, 1994). Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service in 1996.

RESULTS OF OPERATIONS -- ORBCOMM USA

     Income. In 1994 and 1995, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of approximately $2,093,000 and $1,360,000 for the years ended December 31, 1994 and 1995, respectively. The U.S. marketing service portion of the System Charge Agreement expired in 1995. During 1996, ORBCOMM USA recognized its first revenues relating to the provision of products and services of approximately $240,000.

     Expenses. ORBCOMM USA incurred approximately $2,984,000 of marketing and administrative expenses and $262,000 of cost of product sales for the year ended December 31, 1996, once the ORBCOMM System began operations. Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing costs of approximately $2,093,000 and $1,360,000 for the years ended December 31, 1994 and 1995, respectively.

RESULTS OF OPERATION -- ORBCOMM INTERNATIONAL

     Expenses. ORBCOMM International incurred approximately $1,692,000 of marketing and administrative expenses for the year ended December 31, 1996 (none for the years ended December 31, 1994 and 1995).

     Service License Agreements. During 1996, ORBCOMM International signed five Service License Agreements and associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,147,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the year ended December 31, 1996. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.

                               SUPPLEMENTAL DATA
                          YEAR ENDED DECEMBER 31, 1996

                                               ORBCOMM        ORBCOMM      ELIMINATION
                               ORBCOMM           USA        INTERNATIONAL   ENTRIES        TOTAL
                             ------------    -----------    -----------    ---------    ------------
Revenue(1)................   $    420,760    $   240,248    $     8,000    $(268,350)   $    400,658
Interest income (expense),
  net.....................      3,554,188(2)           0              0                    3,554,188
Expenses..................     18,853,030(3)   3,246,006      1,698,258      268,350      23,528,944
Earnings (loss) before
  interest and taxes......    (14,878,082)(4)  (3,005,758)   (1,690,258)                 (19,574,098)
Net income (loss).........    (14,878,082)(4)  (3,005,758)   (1,690,258)                 (19,574,098)
Capital expenditures......     69,242,301(5)           0              0                   69,242,301

                               SUPPLEMENTAL DATA
                            AS OF DECEMBER 31, 1996

                                                            ORBCOMM    ORBCOMM
                                              ORBCOMM         USA      INTERNATIONAL    TOTAL
                                            ------------    -------    -------    ------------
Cash and cash equivalents................   $ 56,870,424     $   0       $ 0      $ 56,870,424
Mobile Communications
  Satellite System, net..................    170,033,722         0         0       170,033,722
Total debt...............................    173,269,619         0         0       173,269,619
Subscriber Communicators (units).........              0       271        54               325

---------------
(1) As development-stage companies, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the year ended December 31, 1996.

(2) Net of $306,594 of amortization of deferred financing fees.

(3) Includes depreciation expenses of $6,198,519. Approximately $10,030,000 of interest expense was capitalized in 1996.

(4) Excludes equity in losses of affiliates of $(4,602,096).

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

LIQUIDITY AND CAPITAL RESOURCES

     The development of the Company's business, launch of the initial two satellites and construction of the network control center and U.S. Gateway have resulted in substantial capital expenditures during the past several years. Capital expenditures by the Company were approximately $25,000,000, $38,000,000, and $69,000,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     A combination of operating losses and substantial capital expenditures related to the development of the ORBCOMM System has resulted in negative cash flow since 1994. Funding of this cash flow deficiency has been accomplished through capital contributions from OCC and Teleglobe Mobile and through the proceeds from the Old Notes Offering and the MetLife Note. The Company expects to have to continue to fund operating losses as the Company develops and expands its business. The Company has set aside a sufficient amount in a segregated account to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Following August 15, 1998, interest expense on the Notes will represent a significant cash requirement for the Company.

     The total cost of the construction and deployment of the ORBCOMM System is estimated to be approximately $258,000,000. Of this amount, approximately $202,000,000 will be used for the satellite constellation, ground spares and launch services, approximately $30,000,000 will be used for the U.S. ground segment, approximately $8,000,000 will be used for insurance and approximately $18,000,000 will be used for other costs. As of December 31, 1996, approximately $176,000,000 of this amount had been expended. To date, the Company's partners have invested approximately $160,000,000 in the ORBCOMM project. Such equity investment, together with the proceeds of the Old Notes Offering and cash expected to be generated from operations, is expected to allow the Company to meet its financial obligations through at least the end of 1997. The Company believes that a significant portion of cash from operations through the end of 1997 will be generated through international license fees obtained by entering into Service License Agreements. The Company expects that its capital requirements in 1998 will be provided by cash flows from operations and, consistent with the covenants contained in the Indenture governing the Notes, credit facilities and operating lease arrangements.

     The Notes contain a revenue participation feature providing for payment by the Company, on each interest payment date, of interest ("Revenue Participation Interest") in an aggregate amount equal to 5.0% of System Revenue (as defined in the Indenture) for the six-month period ending on December 31 or June 30 most recently completed prior to such interest payment date. The Company is not required to pay any Revenue Participation Interest, however, until the Credit Parties Fixed Charge Coverage Ratio (as defined in the Indenture) for the four consecutive fiscal quarters last completed prior to such interest payment date equals or exceeds 2.0:1. Once this ratio is exceeded, the Company will have to pay additional interest on the Notes beyond the base rate of 14%, which will negatively impact the Company's liquidity.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the ORBCOMM Partnership Agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners' distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. See Item 13, The Partnership
Agreement -- Allocations and Distributions. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture. To the extent that such requirements are met and the partners receive additional cash distributions from the Company beyond that required by the ORBCOMM Partnership Agreement, this could negatively impact the Company's liquidity.

LOAN AGREEMENT WITH METLIFE CAPITAL CORPORATION

     Under the terms of the MetLife Note, MetLife loaned $5 million to the Company, and in connection therewith the Company granted to MetLife a security interest in certain equipment of the Company. The MetLife Note is guaranteed by Orbital. As of December 31, 1996, approximately $3,300,000 was outstanding under the MetLife Note. The Notes rank pari passu in right and priority of payment with the MetLife Note, except to the extent of the collateral securing such MetLife Note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

ORBCOMM GLOBAL, L.P.
  Independent Auditors' Report.........................................................   25
  Balance Sheets as of December 31, 1995 and 1996......................................   26
  Statements of Income and Expenses for the Years Ended December 31, 1994, 1995 and
     1996 and Total Accumulated During Development Stage through December 31, 1996.....   27
  Statements of Partners' Capital for the Years Ended December 31, 1993, 1994, 1995 and
     1996..............................................................................   28
  Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and
     Total Cash Flows During Development Stage through December 31, 1996...............   29
  Notes to Financial Statements........................................................   30
ORBCOMM USA, L.P.
  Independent Auditors' Report.........................................................   36
  Balance Sheets as of December 31, 1995 and 1996......................................   37
  Statements of Income and Expenses for the Years Ended December 31, 1994, 1995 and
     1996 and Total Accumulated During Development Stage through December 31, 1996.....   38
  Statements of Partners' Capital for the Years Ended December 31, 1993, 1994, 1995 and
     1996..............................................................................   39
  Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and
     Total Cash Flows During Development Stage through December 31, 1996...............   40
  Notes to Financial Statements........................................................   41
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report.........................................................   44
  Balance Sheets as of December 31, 1995 and 1996......................................   45
  Statements of Income and Expenses for the Years Ended December 31, 1994, 1995 and
     1996 and Total Accumulated During Development Stage through December 31, 1996.....   46
  Statements of Partners' Capital for the Years Ended December 31, 1993, 1994, 1995 and
     1996..............................................................................   47
  Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and
     Total Cash Flows During Development Stage through December 31, 1996...............   48
  Notes to Financial Statements........................................................   49
ORBITAL COMMUNICATIONS CORPORATION
  Independent Auditors' Report.........................................................   52
  Consolidated Balance Sheets as of December 31, 1995 and 1996.........................   53
  Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
     1996..............................................................................   54
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
     December 31, 1994, 1995 and 1996..................................................   55
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
     1996..............................................................................   56
  Notes to Consolidated Financial Statements...........................................   57
TELEGLOBE MOBILE PARTNERS
  Auditors' Report.....................................................................   63
  Report of Independent Certified Public Accountants...................................   64
  Consolidated Balance Sheets as of December 31, 1995 and 1996.........................   65
  Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
     1996 and Total Accumulated During Development Stage through December 31, 1996.....   66
  Consolidated Statements of Partners' Capital for the Years Ended December 31, 1994,
     1995 and 1996.....................................................................   67
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
     1996 and Total Cash Flows During Development Stage through December 31, 1996......   68
  Notes to Consolidated Financial Statements...........................................   69

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM Global, L.P. ("ORBCOMM") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996. These financial statements are the responsibility of ORBCOMM's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses, partners' capital and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1996
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $  1,784,950     $ 56,870,424
  Short-term available-for-sale investments.....................             0       31,433,390
  Short-term held-to-maturity investments.......................             0       23,335,992
  Receivable -- Orbital Communications Corporation..............             0          114,784
  Receivables -- other..........................................             0          637,727
  Inventory.....................................................       446,684        1,751,270
                                                                  ------------     ------------
     Total Current Assets.......................................     2,231,634      114,143,587

LONG TERM ASSETS:
  Long-term available-for-sale investments......................             0       20,364,987
  Long-term held-to-maturity investments........................             0       21,478,072
  Receivables -- other..........................................             0          517,370
  Mobile Communications Satellite System, net of accumulated
     depreciation...............................................   106,989,940      170,033,722
  Other assets, net.............................................             0        6,137,567
  Investments in and advances to affiliates.....................      (191,916)      (3,166,091)
                                                                  ------------     ------------
          TOTAL ASSETS..........................................  $109,029,658     $329,509,214
                                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Current portion of long-term debt.............................  $    904,811     $    991,652
  Accounts payable..............................................     4,037,675        4,610,786
  Accrued expenses..............................................     6,116,314       13,687,255
  Deferred revenue..............................................       100,000                0
                                                                  ------------     ------------
     Total Current Liabilities..................................    11,158,800       19,289,693
  Long-term debt................................................     3,269,619      172,277,967
                                                                  ------------     ------------

     Total Liabilities..........................................    14,428,419      191,567,660

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.....................................    33,517,008       73,595,777
  Orbital Communications Corporation............................    61,084,231       64,345,777
                                                                  ------------     ------------
     Total Partners' Capital....................................    94,601,239      137,941,554
                                                                  ------------     ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...............  $109,029,658     $329,509,214
                                                                  ============     ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                         TOTAL
                                                                                      ACCUMULATED
                                                                                         DURING
                                                                                      DEVELOPMENT
                                                                                         STAGE
                                                  YEAR ENDED DECEMBER 31,               THROUGH
                                           --------------------------------------     DECEMBER 31,
                                            1994         1995            1996             1996
                                           -------     ---------     ------------     ------------
INCOME:
  Product sales..........................  $     0     $       0     $    268,350     $    268,350
  Distribution fees......................        0       900,000          100,000        1,000,000
  Other..................................        0             0           52,410           52,410
                                           -------     ---------      -----------      -----------
     Total Income........................        0       900,000          420,760        1,320,760

EXPENSES:
  Cost of product sales..................        0             0          268,350          268,350
  Depreciation...........................        0             0        6,198,519        6,198,519
  Engineering expenses...................        0             0        5,453,299        5,453,299
  Marketing, administrative and other
     expenses............................    9,062        49,943        6,932,862        6,991,867
                                           -------     ---------      -----------      -----------
     Total Expenses......................    9,062        49,943       18,853,030       18,912,035
                                           -------     ---------      -----------      -----------
     Income (loss) from operations.......   (9,062)      850,057      (18,432,270)     (17,591,275)

OTHER INCOME AND EXPENSES:
  Interest income (expenses), net........        0        58,415        3,554,188        3,612,603
  Equity in earnings (losses) of
     affiliates..........................        0      (853,270)      (4,602,096)      (5,455,366)
                                           -------     ---------      -----------      -----------
EXCESS (DEFICIENCY) OF INCOME
  OVER EXPENSES..........................  $(9,062)    $  55,202     $(19,480,178)    $(19,434,038)
                                           =======     =========      ===========      ===========

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                         ORBITAL
                                                 TELEGLOBE MOBILE     COMMUNICATIONS
                                                     PARTNERS          CORPORATION           TOTAL
                                                 ----------------     --------------     --------------
  Capital contributions........................    $ 10,000,000        $ 38,148,997       $  48,148,997
  Excess (deficiency) of income over
     expenses..................................               0                   0                   0
  Financing fees...............................        (241,739)           (241,739)           (483,478)
                                                    -----------         -----------        ------------
PARTNERS' CAPITAL, DECEMBER 31, 1993...........       9,758,261          37,907,258          47,665,519
  Capital contributions........................               0          10,852,961          10,852,961
  Excess (deficiency) of income over
     expenses..................................          (4,531)             (4,531)             (9,062)
                                                    -----------         -----------        ------------
PARTNERS' CAPITAL, DECEMBER 31, 1994...........       9,753,730          48,755,688          58,509,418
  Capital contributions........................      24,750,000          13,315,265          38,065,265
  Excess (deficiency) of income over
     expenses..................................          27,601              27,601              55,202
  Financing fees...............................      (1,014,323)         (1,014,323)         (2,028,646)
                                                    -----------         -----------        ------------
PARTNERS' CAPITAL, DECEMBER 31, 1995...........      33,517,008          61,084,231          94,601,239
  Capital contributions........................      49,775,000          12,957,777          62,732,777
  Excess (deficiency) of income over
     expenses..................................      (9,740,089)         (9,740,089)        (19,480,178)
  Unrealized gains on available-for-sale
     investments...............................          43,858              43,858              87,716
                                                    -----------         -----------        ------------
PARTNERS' CAPITAL, DECEMBER 31, 1996...........    $ 73,595,777        $ 64,345,777       $ 137,941,554
                                                    ===========         ===========        ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                 TOTAL CASH
                                                                                                FLOWS DURING
                                                                                                 DEVELOPMENT
                                                            YEAR ENDED DECEMBER 31,             STAGE THROUGH
                                                  -------------------------------------------   DECEMBER 31,
                                                      1994           1995           1996            1996
                                                  ------------   ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over expenses...  $     (9,062)  $     55,202   $ (19,480,178)  $ (19,434,038)
  ADJUSTMENTS TO RECONCILE EXCESS (DEFICIENCY)
    OF INCOME OVER EXPENSES TO NET CASH PROVIDED
    BY (USED IN) OPERATING ACTIVITIES:
    Depreciation................................             0              0       6,198,519       6,198,519
    Amortization of financing fees..............             0              0         306,594         306,594
    Equity in losses of affiliates..............             0        833,670       4,602,096       5,435,766
    Increase in receivable -- Orbital
      Communications Corporation................             0              0        (114,784)       (114,784)
    Increase in receivables -- other............             0              0      (1,155,097)     (1,155,097)
    Increase in inventory.......................             0       (446,684)     (1,304,586)     (1,751,270)
    Increase in accounts payable................     2,270,775      1,786,500         573,111       4,630,386
    Increase (decrease) in deferred revenue.....             0        100,000        (100,000)              0
    Increase (decrease) in accrued expenses.....     7,866,668     (1,750,354)      7,570,941      13,687,255
    Decrease in prepaid contract costs..........     3,740,802              0               0               0
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES.............................    13,869,183        578,334      (2,903,384)      7,803,331
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................   (24,722,144)   (38,343,079)    (69,242,301)   (176,232,241)
  Increase in amount due from affiliates........             0       (661,354)     (1,608,321)     (2,269,675)
  Purchase of available-for-sale investments....             0              0     (91,717,823)    (91,717,823)
  Proceeds from sale of available-for-sale
    investments.................................             0              0      40,007,162      40,007,162
  Purchase of held-to-maturity investments......             0              0     (44,814,064)    (44,814,064)
                                                  ------------   ------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES.....   (24,722,144)   (39,004,433)   (167,375,347)   (275,026,641)
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term
    debt........................................     5,000,000              0     164,475,000     169,475,000
  Repayment of long-term debt...................             0       (825,570)       (904,811)     (1,730,381)
  Partners' contributions.......................    10,852,961     38,065,265      62,732,777     159,800,000
  Financing fees paid...........................             0     (2,028,646)       (938,761)     (3,450,885)
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES.............................    15,852,961     35,211,049     225,364,205     324,093,734
                                                  ------------   ------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................     5,000,000     (3,215,050)     55,085,474      56,870,424

CASH AND CASH EQUIVALENTS:
  Beginning of period...........................             0      5,000,000       1,784,950               0
                                                  ------------   ------------   -------------   -------------

CASH AND CASH EQUIVALENTS:
  End of period.................................  $  5,000,000   $  1,784,950   $  56,870,424   $  56,870,424
                                                  ============   ============   =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.................................  $          0   $    425,765   $     346,526   $     772,291
                                                  ============   ============   =============   =============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership.

     Pursuant to the terms of the Agreement of Limited Partnership of the Company between OCC and Teleglobe Mobile (the "Partnership Agreement"), action by the Company generally requires the approval of General Partners holding a majority of the Participation Percentages held by the General Partners. OCC and Teleglobe Mobile each holds 50% of the Participation Percentages in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     The Company is a 98% noncontrolling General Partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively.

  The ORBCOMM System Description

     The Company was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The Company intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The System Charge

     OCC is obligated to pay quarterly to the Company a System Charge in consideration of the construction and financing of the ORBCOMM System assets by the Company. Teleglobe Mobile is obligated to pay quarterly to the Company a System Charge in consideration of the Company's grant to Teleglobe Mobile of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become International Licensees.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company is in its development stage, devoting substantially all of its efforts to establishing a new communications business. The Company's planned principal operations are expected to commence in 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Depreciation and Recoverability of Long-Lived Assets

     Depreciation is provided over an asset's estimated economic useful life using the straight-line method as follows:

Space Segment Assets:         lesser of five years or estimated life of the satellite
Ground Segment Assets:        10 years
Furniture and Equipment:      three to 10 years

     The Company anticipates depreciating the ORBCOMM System over the estimated economic useful lives of the various ORBCOMM System components once the ORBCOMM System is placed in service. The Phase 1A System, which includes the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites, was placed in service at the beginning of 1996, at which time the Company began depreciating those assets. The Company anticipates that the ORBCOMM Phase 1B System will become fully operational in 1998.

     The Company's policy is to review its long-lived assets, including its satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Investments in Affiliates

     Pursuant to the terms of ORBCOMM USA's and ORBCOMM International's partnership agreements, OCC controls the operational and financial affairs of ORBCOMM USA and Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. The Company, however, significantly influences both marketing partnerships. Accordingly, the Company is accounting for its investments in ORBCOMM USA and ORBCOMM International using the equity method.

     Pursuant to the equity method of accounting, the Company's carrying amount of an investment is initially recorded at cost and is increased to reflect its share of the affiliate's income, and is reduced to reflect its share of the affiliate's losses. The Company's investment is also increased to reflect contributions to, and reduced to reflect distributions from, such affiliates.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Investments

     The Company maintains two investment portfolios characterized by management's intentions as to future investment activity. Investments classified as "held-to-maturity" are not intended to be sold prior to maturity and are carried at cost. Investments not intended to be held until maturity are classified as "available-for-sale" and carried at fair value with temporary unrealized gains (losses) charged directly to partners' capital. Investments with maturities of less than one year are classified as short-term investments. Investments maturing after one year are classified as long-term investments. The Company uses the average cost method in determining the basis of investments sold when computing realized gains (losses).

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and represents subscriber communicators available for sale to customers.

  Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, receivables, and accounts payables approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on current rates offered for debt of similar remaining maturities. At December 31, 1995 and 1996, the fair value for the long-term debt approximated carrying value.

  Mobile Communications Satellite System Under Construction

     During the construction of the ORBCOMM System, the Company is capitalizing substantially all such construction costs. The Company is capitalizing a portion of the engineering direct labor costs that relate to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. As of December 31, 1996, approximately $1,244,000 of such costs have been capitalized (none for the year ended December 31, 1995). Additionally, interest costs of approximately $426,000 and approximately $10,030,000 have been capitalized as part of the historical cost of the ORBCOMM System for the years ended December 31, 1995 and December 31, 1996, respectively. Additionally, approximately $9,500 of Revenue Participation Interest (see Note 6, "Long-Term Debt") at the rate of 5% of ORBCOMM System revenue has been capitalized as of December 31, 1996.

  Partners' Capital

     In accordance with the Partnership Agreement, Teleglobe Mobile and OCC are both general and limited partners in the Company. Therefore, limited and general partner accounts are combined into one single capital account and presented as such in the balance sheet and statements of Partners' Capital.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Revenue Recognition

     The Company provided subscriber communicator hardware to ORBCOMM USA and ORBCOMM International at cost. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Contract revenues and receivables are recognized and accrued as contract costs are incurred. Related contract expenses incurred in providing marketing services in the United States are recognized on the accrual basis of accounting. The Company generally recognizes distribution fees ratably over the term of the agreement, or when the Company's obligations under the agreement are substantially complete.

  Reclassification of Prior Years Balances

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     Included in cash and cash equivalents is approximately $54,527,000 of commercial paper as of December 31, 1996. The fair value of commercial paper approximates carrying value.

     The following table sets forth the aggregate cost and fair values and gross unrealized gains (losses) of available-for-sale securities as of December 31, 1996 (none for the year ended December 31, 1995):

                                                                   UNREALIZED
                    SECURITIES                      COST         GAINS (LOSSES)     FAIR VALUE
    -------------------------------------------  -----------     --------------     -----------
    Short-Term
      U.S. Treasury Notes......................  $21,152,137        $ 53,788        $21,205,925
      Commercial Paper.........................   10,229,101          (1,636)        10,227,465
                                                 -----------         -------        -----------
         Total short-term investments..........   31,381,238          52,152         31,433,390
                                                 -----------         -------        -----------
    Long-Term
      U.S. Treasury Notes, maturing 2-5
         years.................................   20,329,423          35,564         20,364,987
                                                 -----------         -------        -----------
         Total available-for-sale
           investments.........................  $51,710,661        $ 87,716        $51,798,377
                                                 ===========         =======        ===========

     The following table sets forth the aggregate cost and fair values of held-to-maturity as of December 31, 1996 (none for the year ended December 31, 1995):

                                                                   UNREALIZED
                     SECURITIES                       COST           GAINS        FAIR VALUE
    ---------------------------------------------  -----------     ----------     -----------
    Short-Term
      U.S. Treasury Notes........................  $23,335,992     $  524,909     $23,860,901
    Long-Term
      U.S. Treasury Notes, maturing 2-5 years....   21,478,072        541,807      22,019,879
                                                   -----------     ----------     -----------
         Total held-to-maturity investments......  $44,814,064     $1,066,716     $45,880,780
                                                   ===========     ==========     ===========

     Unrealized gains on held-to-maturity investments represent accrued interest income and unrealized holding gains.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital approximately $11,000,000, $38,000,000, and $56,000,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and approximately $48,000,000 for the period June 30, 1993 (date of inception) through December 31, 1993. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the Phase 1A System), the ORBCOMM System Procurement Agreement (for the Phase 1B System) and the Administrative Services Agreement (for provision of ongoing support to the Company).

     In 1995, pursuant to the terms of the ORBCOMM System Design, Development and Operations Agreement, the Company reimbursed OCC $1,375,000 for previous costs incurred in obtaining the FCC License and other related costs. The Company capitalized such costs as part of its Mobile Communications Satellite System.

     At December 31, 1996, the Company had a receivable of approximately $112,000 for a bonus payment to the Company's employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

     Certain provisions of the Partnership Agreement require the Company to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the OCC 1992 Stock Option Plan ("Stock Option Plan"). During 1996, the Company reimbursed OCC approximately $1,100,000 under the Stock Option Plan. Orbital contributed approximately $100,000 to OCC to repurchase such shares. Therefore, the net cash paid to third parties on repurchase of OCC common stock was no greater than $1,000,000 per annum as required by the terms of the Indenture.

(5)  MOBILE COMMUNICATIONS SATELLITE SYSTEM

     The Company's Mobile Communications Satellite System comprises the following assets:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1995             1996
                                                          ------------     ------------
        Space segment...................................  $ 76,643,128     $140,999,409
        Ground segment..................................    29,799,853       33,554,094
        Software........................................       546,959        1,678,738
                                                          ------------     ------------
        Total fixed assets..............................   106,989,940      176,232,241
        Less accumulated depreciation...................             0       (6,198,519)
                                                          ------------     ------------
        Total fixed assets, net of depreciation.........  $106,989,940     $170,033,722
                                                          ============     ============

(6)  LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at the rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6)  LONG-TERM DEBT -- (CONTINUED)

guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, the Company used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998 (see Note 3, "Investments").

     The Company also has a $5,000,000 secured note outstanding with a financial institution, which bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,278 through December 1999. The note is secured by equipment located at certain of the U.S. Earth stations, network control center and satellite control center, and is guaranteed by Orbital.

     Included in other assets is unamortized financing fees incurred for the issuance of the Old Notes of approximately $6,138,000 net of approximately $307,000 amortization cost for the year ended December 31, 1996 (none for the year ended December 31, 1995). Such costs are being amortized over an eight-year period.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM USA, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM USA, L.P. ("ORBCOMM USA") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of ORBCOMM USA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses, partners' capital and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                       1995           1996
                                                                     ---------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................  $  10,000     $         0
  Receivable -- Orbital Communications Corporation.................          0           9,427
  Accounts receivable..............................................          0          44,505
                                                                     ---------     -----------
          TOTAL ASSETS.............................................  $  10,000     $    53,932
                                                                     =========     ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable.................................................  $ 177,100     $   120,089
  Other current liabilities........................................     32,230         222,061
                                                                     ---------     -----------
     Total Current Liabilities.....................................    209,330         342,150
  Amount due to ORBCOMM Global, L.P. ..............................    661,354       3,578,224
                                                                     ---------     -----------
     Total Liabilities.............................................    870,684       3,920,374

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Orbital Communications Corporation...............................    (17,214)        (77,329)
  ORBCOMM Global, L.P..............................................   (843,470)     (3,789,113)
                                                                     ---------     -----------
     Total Partners' Capital.......................................   (860,684)     (3,866,442)
                                                                     ---------     -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL..................  $  10,000     $    53,932
                                                                     =========     ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                           TOTAL
                                                                                        ACCUMULATED
                                                                                          DURING
                                                                                        DEVELOPMENT
                                                  YEAR ENDED DECEMBER 31,              STAGE THROUGH
                                         -----------------------------------------     DECEMBER 31,
                                            1994           1995           1996             1996
                                         ----------     ----------     -----------     -------------
INCOME:
  Product sales........................  $        0     $        0     $   229,236      $    229,236
  Contract revenues....................   2,093,289      1,360,328               0         4,202,879
  Service revenues.....................           0              0          11,012            11,012
                                         ----------     ----------     -----------       -----------
     Total Income......................   2,093,289      1,360,328         240,248         4,443,127

EXPENSES:
  Cost of product sales................           0              0         262,120           262,120
  Marketing and administrative
     expenses..........................   2,093,289      2,231,012       2,983,886         8,057,449
                                         ----------     ----------     -----------       -----------
     Total Expenses....................   2,093,289      2,231,012       3,246,006         8,319,569
                                         ----------     ----------     -----------       -----------

EXCESS (DEFICIENCY) OF INCOME OVER
  EXPENSES.............................  $        0     $ (870,684)    $(3,005,758)     $ (3,876,442)
                                         ==========     ==========     ===========       ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                               TELEGLOBE       ORBITAL          ORBCOMM
                                                MOBILE      COMMUNICATIONS      GLOBAL,
                                               PARTNERS      CORPORATION         L.P.           TOTAL
                                               ---------    --------------    -----------    -----------
  Capital contributions.....................    $ 1,500        $  8,500       $         0    $    10,000
  Excess (deficiency) of income over
     expenses...............................          0               0                 0              0
                                                -------        --------       -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1993........      1,500           8,500                 0         10,000

  Excess (deficiency) of income over
     expenses...............................          0               0                 0              0
                                                -------        --------       -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1994........      1,500           8,500                 0         10,000

  Capital transfer..........................     (1,500)         (8,300)            9,800              0
  Excess (deficiency) of income over
     expenses...............................          0         (17,414)         (853,270)      (870,684)
                                                -------        --------       -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1995........          0         (17,214)         (843,470)      (860,684)

  Excess (deficiency) of income over
     expenses...............................          0         (60,115)       (2,945,643)    (3,005,758)
                                                -------        --------       -----------    -----------

PARTNERS' CAPITAL, DECEMBER 31, 1996........    $     0        $(77,329)      $(3,789,113)   $(3,866,442)
                                                =======        ========       ===========    ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                       TOTAL CASH
                                                                                      FLOWS DURING
                                                                                       DEVELOPMENT
                                                     YEAR ENDED DECEMBER 31,          STAGE THROUGH
                                               -----------------------------------    DECEMBER 31,
                                                1994        1995          1996            1996
                                               -------    ---------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over
     expenses................................  $     0    $(870,684)   $(3,005,758)    $(3,876,442)
  ADJUSTMENTS TO RECONCILE EXCESS
     (DEFICIENCY) OF INCOME OVER EXPENSES TO
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
     Increase in receivable -- Orbital
       Communications Corporation............        0            0         (9,427)         (9,427)
     Increase in accounts receivable.........        0            0        (44,505)        (44,505)
     Increase (decrease) in accounts
       payable...............................        0      177,100        (57,011)        120,089
     Increase in other current liabilities...        0       32,230        189,831         222,061
                                               -------    ---------    -----------     -----------
       NET CASH USED IN OPERATING
          ACTIVITIES.........................        0     (661,354)    (2,926,870)     (3,588,224)
                                               -------    ---------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global,
     L.P.....................................        0      661,354      2,916,870       3,578,224
  Partners' contribution.....................        0            0              0          10,000
                                               -------    ---------    -----------     -----------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES.........................        0            0      2,916,870       3,588,224
                                               -------    ---------    -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS....        0            0        (10,000)              0

CASH AND CASH EQUIVALENTS:
  Beginning of period........................   10,000       10,000         10,000               0
                                               -------    ---------    -----------     -----------

CASH AND CASH EQUIVALENTS:
  End of period..............................  $10,000    $  10,000    $         0     $         0
                                               =======    =========    ===========     ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a 98% General Partner in ORBCOMM USA, reducing OCC's General Partner interest to 2% and eliminating Teleglobe Mobile's interest entirely.

     Pursuant to the terms of the Agreement of Limited Partnership of ORBCOMM USA between OCC and ORBCOMM, action by ORBCOMM USA generally requires the approval of General Partners holding a majority of the participating percentages held by the General Partners, with OCC and Teleglobe Mobile each voting their direct and indirect participation percentages as a whole. OCC and Teleglobe Mobile each currently holds 51% and 49%, respectively, of the direct and indirect participation percentages of ORBCOMM USA. Accordingly, ORBCOMM USA's financial statements are included in OCC's consolidated financial statements.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System, consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The Output Capacity Charge and the U.S. Marketing Services

     Pursuant to the terms of the System Charge Agreement between OCC and ORBCOMM USA, ORBCOMM USA has agreed to pay OCC an Output Capacity Charge that is a quarterly fee equal to 23% of its total aggregate service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and for the exclusive use of the System Assets in the United States.

     Additionally, pursuant to the terms of the System Charge Agreement, through September 12, 1995 ORBCOMM USA furnished all management, labor, facilities and material necessary to perform, on a best efforts basis, certain marketing services in the United States (the "U.S. Marketing Services"), on a cost-reimbursable basis. The U.S. Marketing Services portion of the System Charge Agreement expired on September 12, 1995.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  THE ORBCOMM SYSTEM -- (CONTINUED)

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the various International Licensees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM USA is in its development stage, devoting substantially all of its efforts to establishing commercial and governmental markets in the United States for the ORBCOMM System. ORBCOMM USA's planned principal operations are expected to commence in 1998. The accompanying financial statements of ORBCOMM USA have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     ORBCOMM USA considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Revenue Recognition

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Through September 1995, ORBCOMM USA provided U.S. Marketing Services to OCC on a cost-reimbursable basis.

(3)  RELATED PARTY TRANSACTIONS

     Payments by OCC to ORBCOMM USA for U.S. Marketing Services were based on ORBCOMM USA's monthly costs incurred. For the years ended December 31, 1994, 1995 and 1996, ORBCOMM USA received approximately $2,093,000, $1,360,000, and $0, respectively, and approximately $749,000 from June 30, 1993 (date of inception) through December 31, 1993, from OCC as reimbursement of costs for U.S. Marketing Services.

     At December 31, 1995 and 1996, ORBCOMM USA had a payable of approximately $661,000 and $3,578,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM USA commercial

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3)  RELATED PARTY TRANSACTIONS -- (CONTINUED)

and government markets. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     At December 31, 1996, ORBCOMM USA had a receivable of approximately $9,400 for bonus payments to ORBCOMM USA employees paid on behalf of OCC for employees previously employed by OCC (none for the year ending December 31, 1995).

(4)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of United States Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM International Partners, L.P. ("ORBCOMM International") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of ORBCOMM International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses, partners' capital and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                      1995            1996
                                                                     -------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................  $10,000       $         0
  Receivable -- Orbital Communications Corporation.................        0             6,613
  Accounts receivable..............................................        0             8,000
  Prepaid contract costs...........................................        0         3,871,118
  Amount due from ORBCOMM Global, L.P. ............................        0         1,308,549
                                                                     -------       -----------
          TOTAL ASSETS.............................................  $10,000       $ 5,194,280
                                                                     =======       ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued expenses............................  $     0       $   727,993
  Deferred revenue.................................................        0         6,146,545
                                                                     -------       -----------
     Total Liabilities.............................................        0         6,874,538
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners........................................      200           (33,605)
  ORBCOMM Global, L.P. ............................................    9,800        (1,646,653)
                                                                     -------       -----------
     Total Partners' Capital.......................................   10,000        (1,680,258)
                                                                     -------       -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL..................  $10,000       $ 5,194,280
                                                                     =======       ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                           TOTAL
                                                                                        ACCUMULATED
                                                                                          DURING
                                                                                        DEVELOPMENT
                                                        YEAR ENDED DECEMBER 31,        STAGE THROUGH
                                                     -----------------------------     DECEMBER 31,
                                                     1994     1995        1996             1996
                                                     ----     ----     -----------     -------------
INCOME:
  Product sales....................................   $0       $0      $     8,000      $      8,000
EXPENSES:
  Cost of product sales............................    0        0            6,230             6,230
  Marketing and administrative expenses............    0        0        1,692,028         1,692,028
                                                      --       --
                                                                       -----------       -----------
     Total Expenses................................    0        0        1,698,258         1,698,258
                                                      --       --
                                                                       -----------       -----------
EXCESS (DEFICIENCY) OF INCOME......................   $0       $0      $(1,690,258)     $ (1,690,258)
                                                      ==       ==      ===========       ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                  ORBITAL       TELEGLOBE     ORBCOMM
                                               COMMUNICATIONS    MOBILE       GLOBAL,
                                                CORPORATION     PARTNERS       L.P.          TOTAL
                                               --------------   ---------   -----------   -----------
  Capital contributions......................     $  8,500      $   1,500   $         0   $    10,000
  Excess (deficiency) of income over
     expenses................................            0              0             0             0
                                                   -------       --------   -----------   -----------
PARTNERS' CAPITAL, DECEMBER 31, 1993.........        8,500          1,500             0        10,000
  Excess (deficiency) of income over
     expenses................................            0              0             0             0
                                                   -------       --------   -----------   -----------
PARTNERS' CAPITAL, DECEMBER 31, 1994.........        8,500          1,500             0        10,000
  Capital transfer...........................       (8,500)        (1,300)        9,800             0
  Excess (deficiency) of income over
     expenses................................            0              0             0             0
                                                   -------       --------   -----------   -----------
PARTNERS' CAPITAL, DECEMBER 31, 1995.........            0            200         9,800        10,000
  Excess (deficiency) of income over
     expenses................................            0        (33,805)   (1,656,453)   (1,690,258)
                                                   -------       --------   -----------   -----------
PARTNERS' CAPITAL, DECEMBER 31, 1996.........     $      0      $ (33,605)  $(1,646,653)  $(1,680,258)
                                                   =======       ========   ===========   ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                       TOTAL CASH
                                                                                      FLOWS DURING
                                                                                       DEVELOPMENT
                                                    YEAR ENDED DECEMBER 31,           STAGE THROUGH
                                              -----------------------------------     DECEMBER 31,
                                               1994        1995          1996             1996
                                              -------     -------     -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over
     expenses...............................  $     0     $     0     $(1,690,258)     $ (1,690,258)
  ADJUSTMENTS TO RECONCILE EXCESS
     (DEFICIENCY) OF INCOME OVER EXPENSES TO
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
     Increase in receivable -- Orbital
       Communications Corporation...........        0           0          (6,613)           (6,613)
     Increase in accounts receivable........        0           0          (8,000)           (8,000)
     Increase in prepaid contract costs.....        0           0      (3,871,118)       (3,871,118)
     Increase in other current
       liabilities..........................        0           0         727,993           727,993
     Increase in deferred revenue...........        0           0       6,146,545         6,146,545
                                              -------     -------     -----------       -----------
       NET CASH PROVIDED BY OPERATING
          ACTIVITIES........................        0           0       1,298,549         1,298,549
                                              -------     -------     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in amount due from ORBCOMM
     Global, L.P............................        0           0      (1,308,549)       (1,308,549)
                                              -------     -------     -----------       -----------
       NET CASH USED IN INVESTING
          ACTIVITIES........................        0           0      (1,308,549)       (1,308,549)
                                              -------     -------     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' Contribution....................        0           0               0            10,000
                                              -------     -------     -----------       -----------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES........................        0           0               0            10,000
                                              -------     -------     -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...        0           0         (10,000)                0
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................   10,000      10,000          10,000                 0
                                              -------     -------     -----------       -----------
CASH AND CASH EQUIVALENTS:
  End of period.............................  $10,000     $10,000     $         0      $          0
                                              =======     =======     ===========       ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's General Partner interest to 2% and eliminating OCC's interest entirely.

     Pursuant to the terms of the Agreement of Limited Partnership of ORBCOMM International between Teleglobe Mobile and ORBCOMM, action by ORBCOMM International generally requires the approval of General Partners holding a majority of the participating percentages held by the General Partners, with OCC and Teleglobe Mobile each voting their direct and indirect participation percentages as a whole. OCC and Teleglobe Mobile each currently holds 49% and 51%, respectively, of the direct and indirect participation percentages in ORBCOMM International. Accordingly, ORBCOMM International's financial statements are included in Teleglobe Mobile's consolidated financial statements.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System, consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The Output Capacity Charge

     Pursuant to the terms of the International System Charge Agreement (the "International System Charge Agreement") among ORBCOMM, Teleglobe Mobile and ORBCOMM International, ORBCOMM International has agreed to pay to Teleglobe Mobile an International Output Capacity Charge that is equal to 23% of its total aggregate service revenues for a calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the various International Licensees.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM International is in its development stage, devoting substantially all of its efforts to establishing commercial and governmental markets, through International Licensees, for the ORBCOMM System internationally. ORBCOMM International's planned principal operations are expected to commence in 1998. The accompanying financial statements of ORBCOMM International have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Revenue Recognition

     ORBCOMM International generally recognizes fees from Service License Agreements ("SLAs") with its International Licensees ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts executed in connection with the SLAs or sale of subscriber communicator hardware is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     ORBCOMM International considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $1,308,000 from ORBCOMM that represents net cash outflow to ORBCOMM (none for the year ended December 31, 1995). ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1996, ORBCOMM International had a payable of approximately $225,000 to Teleglobe Canada Inc., an affiliate of Teleglobe Mobile, for a contracted employee to provide international marketing services (none for the year ended December 31, 1995).

     At December 31, 1996, ORBCOMM International had a receivable of approximately $6,600 for bonus payments to ORBCOMM International employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

(4)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes").

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of United States Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of December 31, 1996, ORBCOMM International has approximately $3,800,000 of prepaid contract costs which represent advanced payments to these manufacturers. Total commitments remaining under these agreements approximate $14,000,000.

(5)  SERVICE LICENSE AGREEMENTS

     During 1996, ORBCOMM International signed five SLAs and the associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,000,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International is obligated to ship six Gateways to certain international licensees under these agreements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Orbital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Orbital Communications Corporation and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Washington, D.C.
February 5, 1997

                       ORBITAL COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995            1996
                                                                    -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................  $        --     $   141,654
  Receivables, billed and billable................................      900,296          28,820
  Other current assets............................................          927              --
                                                                    -----------     -----------
     Total current assets.........................................      901,223         170,474
  Investments in affiliates.......................................   62,977,126      67,667,383
                                                                    -----------     -----------
          TOTAL ASSETS............................................  $63,878,349     $67,837,857
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Accounts payable................................................  $     3,592     $   116,681
  Other current liabilities.......................................      685,131         554,431
                                                                    -----------     -----------
     Total current liabilities....................................      688,723         671,112
  Due to affiliates...............................................   63,519,027      78,728,078
                                                                    -----------     -----------
     Total liabilities............................................   64,207,750      79,399,190

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING INTEREST IN NET ASSETS OF ORBCOMM USA, L.P. ......     (421,735)     (1,894,556)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.01; 8,000,000 shares authorized;
     4,663,122 and 4,730,392 shares issued; 4,660,110 and
     4,679,620 shares
     outstanding..................................................       46,631          47,304
  Additional paid-in capital......................................       86,735         210,230
  Treasury stock, 3,012 and 50,772 shares.........................      (51,204)       (155,508)
  Retained earnings (deficit).....................................       10,172      (9,768,803)
                                                                    -----------     -----------
     Total stockholders' equity (deficit).........................       92,334      (9,666,777)
                                                                    -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)....  $63,878,349     $67,837,857
                                                                    ===========     ===========

       (See accompanying notes to the consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Contract revenues...................................  $24,700,170     $15,652,114     $        --
Service and product revenues........................           --              --         240,248
                                                      -----------     -----------     -----------
  Total revenues....................................   24,700,170      15,652,114         240,248
Direct expenses.....................................   19,230,148      10,851,433         265,731
                                                      -----------     -----------     -----------
  Gross profit (loss)...............................    5,470,022       4,800,681         (25,483)
General and administrative expenses.................    5,470,022       5,671,366       2,958,794
                                                      -----------     -----------     -----------
  Operating income (loss)...........................           --        (870,685)     (2,984,277)
Equity in earnings (losses) of ORBCOMM Global,
  L.P. .............................................           --         454,222      (8,267,519)
Non-controlling interest in net loss of ORBCOMM
  USA, L.P. ........................................           --         426,635       1,472,821
                                                      -----------     -----------     -----------
  Income (loss) before provision for income taxes...           --          10,172      (9,778,975)
Provision for income taxes..........................           --              --              --
                                                      -----------     -----------     -----------
     NET INCOME (LOSS)..............................  $        --     $    10,172     $(9,778,975)
                                                      ===========     ===========     ===========

       (See accompanying notes to the consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK       ADDITIONAL                RETAINED
                                         -------------------    PAID-IN     TREASURY     EARNINGS
                                           SHARES    AMOUNT     CAPITAL       STOCK      (DEFICIT)       TOTAL
                                         ----------  -------   ----------   ---------   -----------   -----------
BALANCE, DECEMBER 31, 1993.............   4,650,000  $46,500    $     999   $      --   $        --   $    47,499

  Shares issued to employees...........       4,186       42        8,576          --            --         8,618
  Net income...........................          --       --           --          --            --            --
                                          ---------  -------     --------   ---------   -----------   -----------
BALANCE, DECEMBER 31, 1994.............   4,654,186   46,542        9,575          --            --        56,117

  Shares issued to employees...........       8,936       89       77,160          --            --        77,249
  Treasury stock purchased.............          --       --           --     (51,204)           --       (51,204)
  Net income...........................          --       --           --          --        10,172        10,172
                                          ---------  -------     --------   ---------   -----------   -----------
BALANCE, DECEMBER 31, 1995.............   4,663,122   46,631       86,735     (51,204)       10,172        92,334

  Shares issued to employees...........      67,270      673      123,495          --            --       124,168
  Treasury stock purchased.............          --       --           --    (104,304)           --      (104,304)
  Net loss.............................          --       --           --          --    (9,778,975)   (9,778,975)
                                          ---------  -------     --------   ---------   -----------   -----------
BALANCE, DECEMBER 31, 1996.............   4,730,392  $47,304    $ 210,230   $(155,508)  $(9,768,803)  $(9,666,777)
                                          =========  =======     ========   =========   ===========   ===========

       (See accompanying notes to the consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1994           1995           1996
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................  $         --   $     10,172   $ (9,778,975)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Equity in losses of affiliates..................            --       (454,222)     8,267,519
     Non-controlling interest in net loss of ORBCOMM
       USA, L.P. ....................................            --       (426,635)    (1,472,821)
     Decrease (increase) in current assets...........   (10,765,532)    11,010,397        872,403
     Decrease in current liabilities.................    (4,027,316)      (354,858)       (17,611)
     Decrease (increase) in deposits, licenses, and
       other assets..................................       (36,419)     1,374,995             --
                                                       ------------   ------------   ------------
       NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES.................................   (14,829,267)    11,159,849     (2,129,485)
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates..........................   (10,777,960)   (13,318,665)   (12,957,776)
                                                       ------------   ------------   ------------
       Net cash used in investing activities.........   (10,777,960)   (13,318,665)   (12,957,776)
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees....         8,618         77,249        124,168
  Purchases of treasury stock........................            --        (51,204)      (104,304)
  Net borrowings from affiliates.....................            --        661,354      3,280,977
  Net borrowings from Orbital Sciences Corporation...    25,598,609      1,471,417     11,928,074
                                                       ------------   ------------   ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES.....    25,607,227      2,158,816     15,228,915
                                                       ------------   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS............            --             --        141,654

CASH AND CASH EQUIVALENTS:
  Beginning of period................................            --             --             --
                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS:
  End of period......................................  $         --   $         --   $    141,654
                                                       ============   ============   ============

       (See accompanying notes to the consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization and Business

     Orbital Communications Corporation ("OCC"), a Delaware corporation, is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's Consolidated Financial Statements. In 1990, Orbital formed OCC to develop and operate the first satellite-based global two-way data and messaging communications system. OCC formed ORBCOMM Global, L.P. ("ORBCOMM") in 1993 with Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc. OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM. OCC is also a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA"), while Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM has a 98% non-controlling interest in each of these two marketing partnerships. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively.

     ORBCOMM was formed for the design, development, construction, integration, test and operation of the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System"). ORBCOMM intends to construct and implement the initial 28-satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network operations center (including the satellite management system), the U.S. gateway control center, four U.S. gateway Earth stations and two satellites; and the ORBCOMM Phase 1B System consisting of the ORBCOMM Phase 1A System, three additional satellite planes each consisting of eight satellites and one satellite plane consisting of two high-inclination satellites. From inception through December 1995, OCC was an operating company with employees working under contract to ORBCOMM. At the beginning of 1996, all OCC employees transferred to ORBCOMM, ORBCOMM USA, or ORBCOMM International. Currently, OCC operates as a holding company and has no operations.

     ORBCOMM USA has been granted the exclusive right to market, sell, lease and franchise the ORBCOMM System output capacity in the U.S. and the exclusive use of the ORBCOMM System assets in the U.S.

  The System Charge

     In consideration of the construction and financing of the ORBCOMM System assets by ORBCOMM, OCC is obligated to pay ORBCOMM a system charge equal to 23% of ORBCOMM USA's total aggregate revenues (the "Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues. If the Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then OCC is not required to pay any portion of the system charge to ORBCOMM. No such system charges have been incurred to date.

  Regulatory Status

     Construction and operation of communications satellites in the U.S. requires licenses from the Federal Communications Commission ("FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the U.S. Primary responsibility for obtaining licenses outside the U.S. will reside with the various international licensees.

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of OCC and ORBCOMM USA (the partnership in which OCC directly or indirectly controls the general partner interests). All material transactions and accounts among consolidated entities have been eliminated in consolidation.

  Revenue Recognition

     OCC recognizes revenues on long-term contracts using the percentage of completion method of accounting. Accordingly, revenues on long-term fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. Anticipated contract losses are recognized as they become known. OCC currently has no long-term contracts, but was the primary supplier of the ORBCOMM Phase 1A System through its April 1995 completion.

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income Taxes

     OCC is included in Orbital's consolidated Federal income tax returns. OCC determines its provision for income taxes as if it were filing on a separate return basis.

     OCC recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Cash and Cash Equivalents

     OCC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments in Affiliates

     OCC uses the equity method of accounting for its investments in and earnings of affiliates in which OCC has the ability to significantly influence, but not control, such affiliate's operations. In accordance with the equity method of accounting, OCC's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses. OCC's investment is also increased to reflect contributions to, and decreased to reflect

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

distributions received from, each affiliate. Any excess of the amount of OCC's investment and the amount of the underlying equity in each affiliate's net assets is amortized over a period of twenty years.

     In 1995, OCC adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and (iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from previous guidelines and procedures. The effect of adopting SFAS 121 on income for 1995 and 1996 was not material. OCC's policy is to review its long-lived assets, including investments in affiliates, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. OCC recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset.

  Fair Value of Financial Instruments

     The carrying value of OCC's cash and cash equivalents, receivables, and accounts payable approximates fair value since all such instruments are short-term in nature.

  Stock Based Compensation

     Prior to January 1, 1996, OCC accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. On January 1, 1996, OCC adopted Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. OCC has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 8).

(3)  INVESTMENTS IN AFFILIATES

     OCC's and Teleglobe Mobile's total capital commitments to ORBCOMM are approximately $75,275,000 and $84,525,000, respectively, all of which had been contributed through December 31, 1996. Capital contributions by OCC and Teleglobe Mobile through December 31, 1995 were approximately $62,000,000 and $35,000,000, respectively.

     Pursuant to the terms of the relevant partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial policies, OCC is accounting for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting. Since OCC is able to control the operational and financial affairs of ORBCOMM USA, it consolidates the accounts of ORBCOMM USA.

     At December 31, 1996, ORBCOMM had total assets, total liabilities and total partners' capital of $329,509,000, $191,568,000 and $137,941,000, respectively.
At December 31, 1995, ORBCOMM had total

                       ORBITAL COMMUNICATIONS CORPORATION

(3)  INVESTMENTS IN AFFILIATES -- (CONTINUED)

assets, total liabilities and total partner's capital of $109,030,000, $14,428,000 and $94,602,000, respectively. ORBCOMM collected non-refundable fees in the amount of approximately $900,000 in 1995 and $100,000 in 1996 from a potential international licensee (none in 1994) and reported net income (loss) of approximately ($9,000), $55,000, and ($19,480,000) for the years ended December 31, 1994, 1995, and 1996, respectively.

     Based on its current assessment of the overall business prospects of the ORBCOMM partnerships and the ORBCOMM System, OCC currently believes its investment in ORBCOMM is fully recoverable. If in the future, the ORBCOMM business is not successful, OCC may be required to expense part or all of its investment.

(4)  RELATED PARTY TRANSACTIONS

     OCC was the prime contractor of the Phase 1A ORBCOMM System, consisting of communications satellites, launch vehicles and ground systems, and successfully launched the Phase 1A ORBCOMM System satellites in April 1995. During 1994 and 1995, OCC recorded contract revenues on sales to ORBCOMM of approximately $24,700,000 and $15,652,000, respectively. OCC recorded no contract revenues during 1996.

     Pursuant to the Phase 1A ORBCOMM System contract, OCC subcontracted with Orbital to procure a majority of the communications satellites, launch vehicles, and ground systems. During 1994 and 1995, OCC purchased hardware and services totaling approximately $14,660,000 and $4,477,000, respectively, from Orbital. No such purchases occurred in 1996.

     Pursuant to the terms for the ORBCOMM Phase 1B System agreement, ORBCOMM contracted directly with Orbital to procure additional communications satellites and launch services. During 1995 and 1996, ORBCOMM purchased hardware and services from Orbital totaling approximately $23,672,000 and $55,435,000, respectively. No such purchases occurred in 1994.

     OCC also procured U.S. marketing services from ORBCOMM USA on a cost reimbursable basis through September 1995. In 1994 and 1995, OCC purchased marketing services totaling approximately $2,093,000 and $1,360,000, respectively.

     OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing agreement. As of December 31, 1995 and December 31, 1996, OCC owed Orbital $62,858,000 and $74,786,000, respectively, none of which is currently payable. As of December 31, 1996, OCC owes $112,000 and $7,000 to ORBCOMM and ORBCOMM International, respectively.

     ORBCOMM USA currently obtains all of its funding from ORBCOMM and ORBCOMM International via non-interest bearing intercompany borrowing agreements. As of December 31, 1995 and December 31, 1996, ORBCOMM USA owed ORBCOMM approximately $661,000 and $3,578,000, respectively, none of which is currently payable.

(5)  INCOME TAXES

     OCC had no current or deferred provision for income taxes for the years ended December 31, 1994, 1995, and 1996. There are no significant differences between pre-tax financial statement income and taxable income in 1994, 1995, and 1996.

                       ORBITAL COMMUNICATIONS CORPORATION

(5)  INCOME TAXES -- (CONTINUED)

     The differences between the actual taxes and taxes computed at the U.S. Federal income tax rate of 34% are summarized as follows:

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                  1994     1995     1996
                                                                  ----     ----     ----
        U.S. Federal statutory rate.............................   --       34%     (34)%
        Generation (utilization) of net operating loss
          carryforward..........................................   --      (34)%     34%
                                                                  ---      ---      ---
        Effective Rate..........................................   --       --       --
                                                                  ===      ===      ===

     The tax effects of significant temporary differences at December 31, 1995 and 1996 are as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1995          1996
                                                              --------     -----------
        Deferred Tax Assets:
          Accrued expenses and other........................  $ 78,000     $        --
          Net operating loss carryforward and other.........                 3,975,000
          Valuation allowance...............................   (78,000)     (3,975,000)
                                                              --------     -----------
                                                              $     --     $        --
                                                              ========     ===========

(6)  COMMITMENTS AND CONTINGENCIES

     On August 7, 1996, ORBCOMM issued $170,000,000 senior unsecured notes due 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile. The guarantees are nonrecourse to the shareholders and/or partners of the guarantors.

(7)  STOCK OPTION PLAN

     OCC adopted a stock option plan in 1992 (the "ORBCOMM Plan"). The ORBCOMM Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of OCC, ORBCOMM, ORBCOMM USA, ORBCOMM International, and Orbital. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by a committee consisting of two OCC Board members and two members appointed by Teleglobe Mobile. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period.

     Certain provisions of the ORBCOMM Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The cash repurchase is restricted by the terms of the Indenture covering the Notes (See
Note 6). During 1996, OCC paid approximately $1,100,000 in cash to repurchase 47,760 shares of common stock acquired by current and former employees resulting from previously exercised options. These repurchases were funded by (i) reimbursements from ORBCOMM pursuant to the terms of the Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. and (ii) contributions from Orbital, such that the net cash paid to third parties for repurchase of OCC common stock was no greater than $1,000,000 as required by the Indenture governing the Notes.

                       ORBITAL COMMUNICATIONS CORPORATION

(7)  STOCK OPTION PLAN -- (CONTINUED)
     The following table summarizes the option activity under the ORBCOMM Plan for the last three years:

                                                                            WEIGHTED-
                                            NUMBER OF    OPTION PRICE        AVERAGE         OUTSTANDING
                                             SHARES        PER SHARE      EXERCISE PRICE   AND EXERCISABLE
                                            ---------   ---------------   --------------   ---------------
Outstanding at December 31, 1993..........   496,274    $ 1.50 - $12.50       $ 3.81           184,966
  Granted.................................   118,650    $ 5.25 - $12.50        13.42
  Exercised...............................    (4,186)   $ 1.50 - $14.00         1.76
  Canceled or Expired.....................   (11,664)   $ 1.50 - $13.00         8.17
                                             -------    -----------------
Outstanding at December 31, 1994..........   599,074    $ 1.50 - $14.00         5.64           298,657
  Granted.................................        --                 --           --
  Exercised...............................    (8,936)   $ 1.50 - $13.00         3.87
  Canceled or Expired.....................   (44,238)   $ 1.50 - $13.00         6.74
                                             -------    -----------------
Outstanding at December 31, 1995..........   545,900    $ 1.50 - $14.00         5.56           411,086
  Granted.................................   154,500    $17.00 - $25.00        20.50
  Exercised...............................   (67,270)   $ 1.50 - $13.00         2.43
  Canceled or Expired.....................   (34,300)   $ 1.50 - $17.00        13.81
                                             -------    -----------------
Outstanding at December 31, 1996..........   598,830    $ 1.50 - $25.00       $ 9.40           393,903

                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    ---------------------------------------------------     ------------------------
                                        WEIGHTED            WEIGHTED                        WEIGHTED
                      NUMBER            AVERAGE             AVERAGE           NUMBER        AVERAGE
   RANGE OF         OUTSTANDING        REMAINING            EXERCISE        EXERCISABLE     EXERCISE
EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE         PRICE          AT 12/31/96      PRICE
---------------     -----------     ----------------     --------------     -----------     --------
$ 1.50 - $ 4.00       283,040       5.8 years....            $ 2.37           283,040        $ 2.37
$ 5.25 - $17.00       248,290       7.5 years....            $13.18           110,863        $11.33
$25.00 - $25.00        67,500       9.3 years....            $25.00                 0           N/A
$ 1.50 - $25.00       598,830       6.9 years....            $ 9.40           393,903        $ 4.89

(8)  STOCK BASED COMPENSATION

     On January 1, 1996, OCC adopted SFAS 123. OCC uses the Black-Scholes option-pricing model to determine the pro forma impact to OCC's net income
(loss). The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1996 are as follows: volatility, 30%; dividend yield, zero percent; risk free interest rate, 5.6%; average expected life, 4.5 years; additional shares available, 20,778; and weighted-average exercise price per share, $20.50.

     OCC recorded compensation expense related to the ORBCOMM Plan of approximately $47,000 and $32,000 for the years ended December 31, 1994 and 1995, respectively. No stock based compensation expense was recorded in 1996. Had the company determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, OCC's net loss would have been approximately $10,200,000 for the year ended December 31, 1996. Pro forma net loss reflects only options granted in 1995 and 1996, and therefore may not be representative of the effects for future periods.

                                AUDITORS' REPORT

To the Partners of
Teleglobe Mobile Partners

We have audited the consolidated balance sheet of Teleglobe Mobile Partners (a development stage enterprise) as at December 31, 1995 and the consolidated statements of operations, partners' capital and cash flows for each of the years in the two year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as at December 31, 1995 and the results of its operations, partners' capital and cash flows for each of the years in the two year period ended December 31, 1995 in accordance with generally accepted accounting principles in the United States of America.

                                          Grant Thornton
                                          General Partnership
                                          Chartered Accountants

Montreal, Canada
June 25, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Partners
Teleglobe Mobile Partners
(a development stage enterprise)

We have audited the consolidated balance sheet of Teleglobe Mobile Partners (a development stage enterprise) as of December 31, 1996, and the consolidated statements of operations, partners' capital and cash flows for the year then ended and for the period from July 21, 1993 (date of inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Teleglobe Mobile Partners (a development stage enterprise) as of December 31, 1996, and the results of its operations, partners' capital and cash flows for the year then ended and for the period from July 21, 1993 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Vienna, Virginia
February 19, 1997

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..............................................  $34,168     $ 1,618
  Accounts receivable....................................................        0          17
  Prepaid contract costs.................................................        0       3,871
  Due from an affiliate, without interest and repayment terms............        0       1,309
                                                                           -------     -------
     Total current assets................................................   34,168       6,815
  Joint venture investment...............................................   33,512      74,361
                                                                           -------     -------
          TOTAL ASSETS...................................................  $67,680     $81,176
                                                                           =======     =======

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Accounts payable and accrued liabilities...............................  $   271     $   899
  Deferred revenue.......................................................        0       6,147
                                                                           -------     -------
     Total current liabilities...........................................      271       7,046
  Non-controlling interest...............................................        5        (823)
                                                                           -------     -------
     Total Liabilities...................................................      276       6,223

PARTNERS' CAPITAL
  Teleglobe Mobile, L.P. ................................................   46,711      51,942
  TR (U.S.A.) Ltd. ......................................................   20,221      22,486
  Teleglobe Mobile Investment Inc. ......................................      472         525
                                                                           -------     -------
     Total Partners' Capital.............................................   67,404      74,953
                                                                           -------     -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL........................  $67,680     $81,176
                                                                           =======     =======

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                                                                         TOTAL
                                                                                      ACCUMULATED
                                                                                        DURING
                                                            YEAR ENDED                DEVELOPMENT
                                                           DECEMBER 31,              STAGE THROUGH
                                                   -----------------------------     DECEMBER 31,
                                                   1994       1995        1996           1996
                                                   -----     ------     --------     -------------
INCOME
  Product sales..................................  $   0     $    0     $      8       $       8
  Interest income................................      0      1,253          905           2,158
  Share in net loss of a joint venture...........      0       (219)      (8,975)         (9,194)
                                                   ------    ------     ---------      ---------
     Total Income................................      0      1,034       (8,062)         (7,028)

EXPENSES
  Cost of product sales..........................      0          0            6               6
  Operating expenses.............................    453        743        1,967           3,648
  Financial charges..............................      0          0          288             288
                                                   ------    ------     ---------      ---------
     Total Expenses..............................    453        743        2,261           3,942

Income (loss) before non-controlling interest....   (453)       291      (10,323)        (10,970)

Non-controlling interest.........................      0          0          828             828
                                                   ------    ------     ---------      ---------

NET INCOME (LOSS)................................  $(453)    $  291     $ (9,495)      $ (10,142)
                                                   ======    ======     =========      =========

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                           (IN THOUSANDS OF DOLLARS)

                                                                 GENERAL PARTNERS
                                                  -----------------------------------------------
                                                                     TELEGLOBE
                                                   TELEGLOBE          MOBILE         TR (U.S.A.)
                                                  MOBILE, L.P.    INVESTMENT INC.        LTD.         TOTAL
                                                  ------------    ---------------    ------------    -------
  Capital contributions........................     $  9,903           $ 100           $      0      $10,003
  Net loss.....................................         (480)             (5)                 0         (485)
                                                     -------            ----          ---------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1993...........        9,423              95                  0        9,518

  Net loss.....................................         (449)             (4)                 0         (453)
                                                     -------            ----          ---------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1994...........        8,974              91                  0        9,065

  Capital contributions........................       27,719             281             31,062       59,062
  Excess of contributions from a new partner to
     the existing partners.....................       10,587             106            (10,693)           0
  Net income...................................          134               1                156          291
  Share of financing fees of a joint venture...         (703)             (7)              (304)      (1,014)
                                                     -------            ----          ---------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1995...........       46,711             472             20,221       67,404

  Capital contributions........................        9,256              94              7,650       17,000
  Excess of contributions from a new partner to
     the existing partners.....................        2,525              25             (2,550)           0
  Net loss.....................................       (6,580)            (67)            (2,848)      (9,495)
  Share of unrealized gains on
     available-for-sale investments of a joint
     venture...................................           30               1                 13           44
                                                     -------            ----          ---------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1996...........     $ 51,942           $ 525           $ 22,486      $74,953
                                                     =======            ====          =========      ========

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                         TOTAL
                                                                                      CASH FLOWS
                                                                                        DURING
                                                                                      DEVELOPMENT
                                                     YEAR ENDED DECEMBER 31,         STAGE THROUGH
                                                 -------------------------------     DECEMBER 31,
                                                 1994        1995         1996           1996
                                                 -----     --------     --------     -------------
OPERATING ACTIVITIES
  Net income (loss)..........................    $(453)    $    291     $ (9,495)      $ (10,142)
  Non-cash items:
     Share in net loss of a joint venture....        0          219        8,975           9,194
     Non-controlling interest................        0            0         (828)           (828)
  Changes in non-cash operating balances:
     Accounts receivable.....................        0            0          (17)            (17)
     Prepaid contract costs..................        0            0       (3,871)         (3,871)
     Accounts payable and accrued
       liabilities...........................      453         (667)         628             899
     Deferred revenue........................        0            0        6,147           6,147
                                                 -----     --------     ---------      ---------
       CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES.........................        0         (157)       1,539           1,382
                                                 -----     --------     ---------      ---------

INVESTING ACTIVITIES
  Net increase in a joint venture
     investment..............................        0      (23,728)     (49,780)        (83,511)
  Due from an affiliate......................        0            0       (1,309)         (1,309)
                                                 -----     --------     ---------      ---------
       CASH USED IN INVESTING ACTIVITIES.....        0      (23,728)     (51,089)        (84,820)
                                                 -----     --------     ---------      ---------

FINANCING ACTIVITIES
  Share of financing fees of a joint
     venture.................................        0       (1,014)           0          (1,014)
  Partners' contributions....................        0       59,062       17,000          86,065
  Non-controlling interest...................        0            5            0               5
                                                 -----     --------     ---------      ---------
       CASH PROVIDED BY FINANCING
          ACTIVITIES.........................        0       58,053       17,000          85,056
                                                 -----     --------     ---------      ---------
INCREASE (DECREASE) IN CASH..................        0       34,168      (32,550)          1,618
Cash, beginning of period....................        0            0       34,168               0
                                                 -----     --------     ---------      ---------
CASH, END OF PERIOD..........................    $   0     $ 34,168     $  1,618       $   1,618
                                                 =====     ========     =========      =========
CASH REPRESENTS CASH AND CASH EQUIVALENTS

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

(1)  GOVERNING STATUTES AND NATURE OF OPERATIONS

     Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership") was originally formed July 21, 1993, in accordance with the provisions of the Delaware Uniform Partnership Law for purposes of being a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM Global"), a Delaware limited partnership providing international wireless data communications services. The Partnership also carries on marketing activities through its subsidiary, ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of June 29, 1994, the original Partnership was amended and restated by admitting a new partner to the Partnership. The Partnership's term commenced on June 29, 1994 and shall terminate on December 31, 2015.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The Partnership holds a 50% Participation Percentage in ORBCOMM Global, which in turn holds a 98% non-controlling interest in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International, two other partnerships formed to market the ORBCOMM system.

     The Partnership also directly holds a 2% Participation Percentage in ORBCOMM International bringing its direct and indirect Participation Percentage to 51%. Teleglobe Mobile Partners controls the operational and financial affairs of ORBCOMM International.

     The Partnership is in its development stage, devoting substantially all of its efforts to establishing a new communications business through ORBCOMM Global. Operations are expected to commence in 1998. The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting, in conformity with generally accepted accounting principles in the United States of America and, where applicable, are in general conformity with practices prevailing in the telecommunications industry. They include the accounts of the Partnership and its subsidiary, ORBCOMM International. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Joint venture investment

     The investment in ORBCOMM Global is accounted for using the equity method.

     Goodwill, consisting of the excess of the cost of the Partnership's investment over its equity in the underlying net assets of ORBCOMM Global at the acquisition date, is included in the joint venture investment. Goodwill is amortized on a straight-line basis, starting October 1, 1996, over the estimated economic useful life of the ORBCOMM system.

  Revenue recognition

     ORBCOMM International generally recognizes fees from Service License Agreements ("SLAs") with its International Licensees ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) executed in connection with SLAs or sale of subscriber communicator hardware is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the consolidated financial statements.

  Cash and cash equivalents

     The Partnership considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Fair value of financial instruments

     The carrying value of the Partnership's cash and cash equivalents, receivables, and accounts payable approximates fair value since all such instruments are short-term in nature.

(3)  JOINT VENTURE INVESTMENT

     As at December 31, 1996, goodwill, net of accumulated amortization in the amount of $63, included in the joint venture investment amounts to $4,562 (none in 1995).

     The following tables summarize the information concerning the income, assets and liabilities of ORBCOMM Global.

                                                                                          TOTAL
                                                                                       ACCUMULATED
                                                                                         DURING
                                                                                       DEVELOPMENT
                                                        YEAR ENDED DECEMBER 31,       STAGE THROUGH
                                                       --------------------------     DECEMBER 31,
                                                       1994     1995       1996           1996
                                                       ----     ----     --------     -------------
Income statement data
  Income.............................................  $ 0      $958     $  3,975       $   4,933
  Net income (loss)..................................   (9)       55      (19,480)        (19,434)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
Balance sheet data
  Total assets.........................................................  $109,029     $329,509
  Total liabilities....................................................    14,428      191,567
  Partners' capital
     Teleglobe Mobile Partners.........................................    33,517       73,596
     Orbital Communications Corporation................................    61,084       64,346

     Based on its current assessment of the overall business prospects of ORBCOMM Global's marketing partnerships and the ORBCOMM System, the Partnership believes its investment of approximately $74,000 in ORBCOMM Global is fully recoverable. If in the future, the ORBCOMM Global business is not successful, the Partnership may be required to expense part or all of its investment.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(4)  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $1,300 from ORBCOMM Global that represents net cash outflow to ORBCOMM Global (none for the year ended December 31, 1995). ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM Global.

     As of December 31, 1996, ORBCOMM International had a payable of approximately $225 to Teleglobe Canada Inc., an affiliate of the Partnership, for a contracted employee to provide international marketing services (none for the year ended December 31, 1995).

     In 1996, the Partnership entered into an Administrative Services Agreement with Teleglobe Inc. ("Teleglobe"), the ultimate parent company of the Partnership. Under this agreement, Teleglobe provides management services to the Partnership. Teleglobe invoices the Partnership for those services on a monthly basis. As of December 31, 1996, the Partnership owed Teleglobe approximately $155 ($271 for the year ended December 31, 1995).

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $7 for bonus payments to ORBCOMM International employees paid on behalf of Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation, for employees previously employed by OCC (none for the year ended December 31, 1995).

(5)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM Global and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are nonrecourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM Global used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800, to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

     The Partnership is obligated to pay quarterly to ORBCOMM Global a System Charge in consideration of ORBCOMM Global's grant to the Partnership of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. Such System Charge is calculated as 23% of

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(5)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
ORBCOMM International's total service revenues for such quarter ("International Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM International and ORBCOMM USA total system service revenues. If the International Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then the Partnership is not required to pay and does not owe any portion of the System Charge to ORBCOMM Global. The Partnership in turn has granted to ORBCOMM International, these same privileges and the exclusive use of the ORBCOMM System Assets located outside the United States for a period of 20 years. In consideration for this grant, ORBCOMM International has agreed to pay to the Partnership an International Output Capacity Charge. As of December 31, 1996, no such charge has been incurred.

     The Partnership is committed to invest approximately $85,000 in the ORBCOMM project. As of December 31, 1996, this amount has already been invested entirely ($34,753 as of December 31, 1995).

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of December 31, 1996, ORBCOMM International has approximately $3,800 of prepaid contract costs which represent advanced payments to these manufacturers. Total commitments remaining under these agreements approximate $14,000.

(6)  SERVICE LICENSE AGREEMENTS

     During 1996, ORBCOMM International signed five SLAs and the associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communications services. Under these agreements, approximately $6,000 has been received and recorded as deferred revenues at December 31, 1996. ORBCOMM International is obligated to ship six Gateways to certain international licensees under these agreements.

(7)  RECLASSIFICATION OF PRIOR YEARS BALANCES

     Certain amounts in prior year's financial statements have been reclassified to conform with the current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The ORBCOMM Partnership Agreement provides that the management of the Company is the exclusive responsibility of the General Partners. Officers of the Company are nominated by the President of the Company and elected by the General Partners and exercise such authority as they are granted by the General Partners.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as of March 1, 1997 regarding the executive officers of ORBCOMM and the directors and executive officers of Capital.

          NAME              AGE                           POSITION                           TERM
-------------------------   ---    ------------------------------------------------------   ------
Alan L. Parker...........   57     President and Chief Executive Officer of ORBCOMM         1 year
                                   President and Director of Capital                        1 year

W. Bartlett Snell........   44     Senior Vice President, Finance and Administration        1 year
                                   and Chief Financial Officer of ORBCOMM
                                   Vice President, Treasurer and Director of Capital        1 year

Robert J. Pizzimenti.....   48     Executive Vice President, Marketing and Business         1 year
                                   Development of ORBCOMM

Brian L. Williams........   46     Vice President, Marketing, Strategy and Communications   1 year
                                   of ORBCOMM

Mary Ellen Seravalli.....   38     Senior Vice President and General Counsel of ORBCOMM     1 year
                                   Vice President and Secretary of Capital                  1 year

Paul A. Locke............   55     Acting Vice President, Engineering and Operations        1 year

     Alan L. Parker has been the President of ORBCOMM since its inception on June 30, 1993 and Chief Executive Officer since February 1996. Mr. Parker has been President and Director of Capital since July 1996. Mr. Parker was previously, and continues to be, the President of OCC. Mr. Parker was a member of the U.S. delegation to World Administrative Radio Conference '92 and the 1993 and 1995 World Radio Conferences ("WRC"). Mr. Parker's experience includes 25 years with Ford Aerospace and Ford Motor Company. Mr. Parker served as Chairman and CEO of Ford Aerospace Satellite Services Corporation from 1982 to 1986 and was Vice President of Marketing and Business Planning of Ford Aerospace Corporation from 1976 to 1986. Prior to 1976, Mr. Parker held several marketing and product planning positions at Ford, including Car Product Development, Ford of Europe and Corporate Product Planning and Research.

     W. Bartlett Snell has been the Senior Vice President, Finance and Administration and the Chief Financial Officer at ORBCOMM since February 1996. Mr. Snell has been Vice President, Treasurer and Director of Capital since July 1996. From 1993 to 1996, Mr. Snell was President and Chief Executive Officer of Power Source Solutions, Inc., a company specializing in assisting organizations undertaking strategic corporate change. From 1992 to 1993, Mr. Snell was Senior Vice President and General Manager of People Karch International, an international provider of work-site health promotion services, health and fitness software and corporate child care programs. Prior to 1992, Mr. Snell worked for IBM Corporation. Mr. Snell is a member of both the Northern Virginia Business round table and the Northern Virginia Technology Council.

     Robert J. Pizzimenti has been the Executive Vice President for Marketing and Business Development at ORBCOMM since April 1994. Prior to April 1994, Mr. Pizzimenti was Vice President of Marketing for Iridium, Inc. Mr. Pizzimenti has over 20 years of experience in wireless communications and international business development. During the 1980s, Mr. Pizzimenti served as Ericsson Radio Systems' North American Marketing Manager, and as President of Ericsson Paging Systems, North America. Mr. Pizzimenti also has served as Vice President of Marketing for Metro One, the non-wireline cellular system serving New York and New Jersey. Mr. Pizzimenti has participated in a variety of industry associations and committees, including the Telocator POCSAG Coordination Initiative.

     Brian L. Williams has been the Vice President, Marketing, Strategy and Communications at ORBCOMM since January 1997. From March 1995 to January 1997, Mr. Williams was Senior Vice President of Marketing and Business Development for Optex Communications Corporation, a development stage company creating high speed, high capacity data storage and imaging technologies. From December 1992 to March 1995, he was a director with Bell Atlantic Video Services Company where he was instrumental in the formation of Bell Atlantic's multimedia strategy and many of Bell Atlantic's strategic partner alliances. From 1986 to 1992, Mr. Williams held several marketing and product development positions at NEC Technologies, Inc., including the position of Assistant Vice President of Marketing. Mr. Williams has served on the Board of Directors for the Electronic Industries Association -- Consumer Electronics Group.

     Mary Ellen Seravalli has been the Senior Vice President and General Counsel at ORBCOMM since January 1997 and was Vice President and General Counsel at ORBCOMM from January 1996 to December 1996. Ms. Seravalli has been Vice President and Secretary of Capital since July 1996. From 1991 to 1995, Ms. Seravalli was Vice President and Assistant General Counsel of Orbital. Prior to 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she gained significant experience representing both lenders and borrowers in connection with the establishment of various types of credit facilities.

     Paul A. Locke has been Acting Vice President, Engineering and Operations at ORBCOMM since August 1996, and has been Senior Director Space Segment Engineering at ORBCOMM since June 1992. From April 1991 to June 1992, Mr. Locke was a regulatory and satellite system engineering consultant for a number of satellite-based projects. Mr. Locke participated in the first FCC Negotiated Rule Making for Little LEOs and has participated in a variety of preparatory meetings for WRC '95.

PARTNER REPRESENTATION

     Pursuant to the Partnership Agreements of ORBCOMM, ORBCOMM USA and ORBCOMM International, each General Partner is represented at the meetings of the General Partners by up to three authorized representatives. Each General Partner may by notice to the other change its designated authorized representatives. Set forth below is information as of March 1, 1997 regarding each of the General Partners' representatives.

  OCC:

     David W. Thompson, 42, is a director of OCC. Mr. Thompson also is a co-founder of Orbital and has been its Chairman, President and Chief Executive Officer since 1982. Prior to 1982, Mr. Thompson was Special Assistant to the President of Hughes Aircraft Company's Missile Systems Group and was a NASA project manager and engineer on advanced rocket engines at Marshall Space Flight Center and on the Viking Mars landing missions at the Jet Propulsion Laboratory.

     Bruce W. Ferguson, 42, is the Chairman and is a director of OCC. Mr. Ferguson also is a co-founder of Orbital and has been Executive Vice President and General Manager, Communications and Information Services Group since 1993. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to 1993, Senior Vice President, Finance and Administration and General Counsel from 1985 to 1989 and Vice President, Finance and General Counsel from 1982 to 1985. Before co-founding Orbital, Mr. Ferguson was an attorney in the corporate and securities department of the law firm of Kirkland & Ellis. Mr. Ferguson is a director of Superconducting Core Technologies, Inc.

     Jeffrey V. Pirone, 36, is the Vice President and Chief Financial Officer of OCC. Mr. Pirone also is the Senior Vice President and Chief Financial Officer of Orbital. Mr. Pirone came to Orbital in 1991, and prior to that was a Senior Manager at KPMG Peat Marwick LLP.

  Teleglobe Mobile:

     Claude Seguin, 47, is the Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc, the managing partner of Teleglobe Mobile. He is also the Executive Vice-President, Finance and Corporate Development and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as deputy minister from 1987 to 1992. He was responsible for all departmental activities relating to Quebec's budgetary, fiscal and economic policies and was also in charge of financing and treasury operations for the entire government of Quebec. Mr. Seguin sits on the boards of La Societe financiere Desjardins Laurentienne and La Societe generale de financement du Quebec. He is also a former governor of the Montreal Exchange.

     Marc J.E. Leroux, 45, is Vice President, Technology of Teleglobe and President and Chief Operating Officer of Teleglobe's World Mobility Division. Prior to joining Teleglobe in 1992, Mr. Leroux directed a wide range of research and development projects at Bell-Northern Research, a subsidiary of Northern Telecom.

     Jean-Paul Tardif, 36, is Director, Financial Planning and Projects at Teleglobe. From 1990 until he joined Teleglobe in early 1996, Mr. Tardif held the position of Director, Planning and Special Projects Group at Telesystem Ltd., a private holding company, and the position of Treasurer at Telesystem International Wireless Services Ltd., a paging and cellular operator with businesses in several countries around the world. Prior to that, Mr. Tardif was a management consultant specialized in financial analysis and business valuation with Raymond, Chabot, Martin, Pare, a Quebec-based accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation earned, awarded or paid in the fiscal years ended December 31, 1996 and 1995, as applicable, to those persons who were (i) at December 31, 1996, the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the chief executive officer and (ii) one former executive officer of the Company (collectively, the "Named Officers").

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                        ANNUAL          ------------
                                                   COMPENSATION(1)       SECURITIES
                                                 --------------------    UNDERLYING        ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)   OPTIONS(#)(2)  COMPENSATION($)(3)
----------------------------------------  ----   ---------   --------   ------------   -----------------
Alan L. Parker..........................  1996   $ 200,000   $60,000           --           $16,655
President and Chief Executive Officer of  1995     167,846    33,512           --             7,905
  ORBCOMM; President and Director of
  Capital

W. Bartlett Snell.......................  1996     127,769    44,000       25,000            10,480
Senior Vice President Finance and         1995(4)        --       --           --                --
  Administration/Chief Financial Officer
  and Treasurer of ORBCOMM; Vice
  President, Treasurer and Director of
  Capital
Robert J. Pizzimenti(5).................  1996     172,505    20,000           --            13,761
Executive Vice President Marketing and    1995     152,408    23,500           --             9,104
  Business Development of ORBCOMM

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                        ANNUAL          ------------
                                                   COMPENSATION(1)       SECURITIES
                                                 --------------------    UNDERLYING        ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)   OPTIONS(#)(2)  COMPENSATION($)(3)
----------------------------------------  ----   ---------   --------   ------------   -----------------
Mary Ellen Seravalli....................  1996   $ 130,000   $33,000       20,000           $ 9,324
Senior Vice President and General         1995(4)       --        --           --                --
  Counsel of ORBCOMM; Vice President and
  Secretary of Capital

William P. Fox..........................  1996     124,868    11,000           --             9,198
Vice President Business Operations of     1995     117,800    14,696           --             7,312
  ORBCOMM

David M. Baum...........................  1996     100,692    10,000       30,000            73,189(6)
Former Senior Vice President Engineering  1995(4)       --        --           --                --
  and Operations of ORBCOMM

---------------
(1) No compensation was received by the directors and officers of Capital by virtue of serving as a director or officer of Capital.

(2) Shares of common stock of OCC subject to options granted under the Orbital Communications Corporation 1992 stock option plan (the "OCC Option Plan").

(3) Includes Company matching and profit-sharing contributions earned under the Company's 401(k) Plan.

(4) No compensation is reported where the individual person did not serve as an executive officer of ORBCOMM at the end of 1995.

(5) Mr. Pizzimenti resigned his position as an executive officer and employee of the Company in March 1997. Pursuant to a severance agreement between Mr. Pizzimenti and the Company, Mr. Pizzimenti will receive $152,000 in exchange for stock options previously issued to Mr. Pizzimenti pursuant to the OCC Option Plan.

(6) Includes $68,045 payable under a severance agreement. Mr. Baum resigned his position as an executive officer and employee of the Company in August 1996.

OCC OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information on grants of stock options to the Named Officers pursuant to the OCC Option Plan during the fiscal year ended December 31, 1996, which options are reflected in the Summary Compensation Table.

                                                 INDIVIDUAL GRANTS
                           --------------------------------------------------------------   POTENTIAL REALIZED VALUE
                           NUMBER OF                                                          AT ASSUMED RATES OF
                           SECURITIES    % OF TOTAL                PRICE ON                 STOCK PRICE APPRECIATION
                           UNDERLYING    GRANTED TO    EXERCISE     DATE OF                     FOR OPTION TERM
                            OPTIONS     EMPLOYEES IN     PRICE       GRANT     EXPIRATION   ------------------------
          NAME             GRANTED(#)   FISCAL YEAR    ($/SHARE)   ($/SHARE)      DATE          5%           10%
-------------------------  ----------   ------------   ---------   ---------   ----------   -----------   ----------
Alan L. Parker...........        --            --            --          --            --            --           --
W. Bartlett Snell........    25,000         16.18       $ 17.00     $ 17.00     2/19/2006   $   267,188    $ 677,053
Robert J. Pizzimenti.....        --            --            --          --            --            --           --
Mary Ellen Seravalli.....    20,000         12.95         17.00       17.00    12/31/2005       213,232      540,032
William P. Fox...........        --            --            --          --            --            --           --
David M. Baum............    30,000         19.42         17.00       17.00      1/1/2006       320,625      812,463

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth certain information regarding the beneficial ownership of the partnership interests of the Company as of March 1, 1997.

                                                                        PERCENTAGE
                                 NAME AND ADDRESS                        INTEREST
            ----------------------------------------------------------  ----------
            Orbital Communications Corporation........................    50%
              21700 Atlantic Boulevard
              Dulles, Virginia 20166

            Teleglobe Mobile Partners.................................    50%
              c/o Teleglobe Inc.
              1000, rue de La Gauchetiere ouest
              Montreal, Quebec H3B 4X5

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MASTER AGREEMENT

     As of June 30, 1993, Orbital, OCC, Teleglobe and Teleglobe Mobile entered into the Master Agreement, restated as of September 12, 1995, that sets forth the principles upon which the parties have agreed to develop, construct and operate the ORBCOMM System. The Master Agreement subsequently has been amended and restated and currently provides for the following:

     Covenants Relating to OCC. Orbital and OCC have agreed: (i) to preserve OCC's corporate existence; (ii) to use all commercially reasonable efforts to obtain and maintain all material U.S. operating licenses and permits necessary for the construction, operation and marketing of the ORBCOMM System; (iii) so long as OCC holds any FCC authorizations, that OCC will (a) remain a subsidiary of Orbital, other than as a result of options granted under the Orbital Communications Corporation 1992 Stock Option Plan; (b) carry on no business other than the construction, operation and marketing of the ORBCOMM System or business that is in furtherance, or in connection with the expansion of the ORBCOMM System; (c) remain the sole holder of all FCC authorizations required for the construction, launch and operation of the ORBCOMM System (other than FCC authorization for individual user transceivers and FCC authorizations held by ORBCOMM and ORBCOMM USA); (d) subject to certain exceptions in accordance with the Definitive Agreements, not grant, create, assume, incur or suffer to exist any lien affecting OCC or any of its property, rights, revenues or assets; (e) subject to certain exceptions in accordance with the Definitive Agreements, not sell, transfer, convey, lease or otherwise dispose of any assets; (f) not consolidate, merge or amalgamate with any other person; (g) subject to certain exceptions in accordance with the Definitive Agreements, not create, amend or repeal any by-laws or modify the OCC certificate of incorporation; (h) subject to certain exceptions in accordance with the Definitive Agreements, not make any loans or give any financial guarantees for the obligations of any other party; and (i) not make any assignment for the benefit of creditors or subject OCC to any bankruptcy or insolvency law or take steps to wind up or terminate OCC's corporate existence or engage in any financial restructuring. Additionally, Orbital has agreed, as long as OCC holds the FCC License, not to dispose of any debt interest in OCC.

     Guarantees. Orbital has unconditionally and absolutely guaranteed the full and punctual payment of all of OCC's payment obligations under the Definitive Agreements to which OCC is a party. Teleglobe has unconditionally and absolutely guaranteed the full and punctual payment of all of Teleglobe Mobile's payment obligations under the Definitive Agreements to which Teleglobe Mobile is a party.

     Change of Control. In the event of a Change in Control of Orbital or Teleglobe (a "Change of Control Party"), Teleglobe Mobile or OCC, as the case may be (the "Non-Change of Control Party"), has the option: (i) for a period of 180 days from the Change of Control to require the Change of Control Party to purchase the Non-Change of Control Party's interest in each of ORBCOMM, ORBCOMM USA and ORBCOMM International at an aggregate price equal to the greater of (a) the Non-Change of Control Party's aggregate Unrecouped Capital Preferences in such partnerships and (b) the Non-Change of Control Party's direct

Participation Percentage in each such partnership multiplied by the fair market value (as defined) of each such partnership; or (ii) to cause the general partners of ORBCOMM to adopt a resolution providing that, in the event there is a deadlock on a matter requiring the approval of a Majority in Interest of the partners, the President of ORBCOMM shall be entitled to decide on such matter by way of casting a vote or otherwise, as deemed appropriate by the Non-Change of Control Party, notwithstanding any contrary provision set forth in the ORBCOMM Partnership Agreement. Subject to the receipt of all necessary government approvals, upon a Change of Control of Orbital, Orbital agrees to cause OCC to transfer to ORBCOMM USA all FCC licenses then held by OCC relating to the construction, launch or operation of the ORBCOMM System.

     In the event that OCC should become a common carrier or a CMRS provider -- either by virtue of a change in the ORBCOMM System's regulatory classification by the FCC from private-carrier to common-carrier or CMRS status, or by virtue of a change in its service offerings that would convert OCC from a private carrier to a common carrier or a CMRS provider -- ORBCOMM USA might be precluded from acquiring the FCC licenses from OCC, due to the extent of alien ownership in ORBCOMM USA as a result of Teleglobe Mobile's indirect interest in ORBCOMM USA.

SYSTEM CONSTRUCTION AGREEMENT

     Under the terms of the System Construction Agreement, restated as of September 12, 1995, ORBCOMM has agreed to develop, construct, deploy, manage and operate, subject to OCC's ultimate control, the ORBCOMM System satellites and the System Assets, in consideration for which OCC is obligated to remit to ORBCOMM, on a quarterly basis, OCC's allocated portion of the System Charge, provided, however, that, if the Output Capacity Charge for any quarter is less than 1.15% of Total Aggregate Revenues, then OCC shall not be required to pay any portion of the System Charge for such calendar quarter.

     OCC has granted to ORBCOMM under the System Construction Agreement the right to market, sell, lease and franchise all output capacity outside the United States.

     ORBCOMM has agreed to indemnify OCC from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items constructed by ORBCOMM pursuant to the authority granted in the System Construction Agreement, but only to the same extent as the indemnification received by ORBCOMM from Orbital pursuant to the Procurement Agreement.

PROCUREMENT AGREEMENT

     ORBCOMM and Orbital have entered into the Procurement Agreement, dated September 12, 1995, pursuant to which Orbital has undertaken the overall design, development, construction, integration, test and operation of the ORBCOMM System. The Procurement Agreement was the result of arm's length negotiations between Orbital and Teleglobe Mobile that took place prior to Teleglobe Mobile's decision to exercise an option to invest an approximately $75 million in additional equity in the ORBCOMM project. Under the Procurement Agreement, Orbital will develop, construct and deliver to ORBCOMM 34 satellites and complete the construction and design of the Satellite Control Center and of the four Earth stations comprising the U.S. ground segment of the ORBCOMM System. Orbital will also provide to ORBCOMM launch services for 24 satellites using three Pegasus XL launch vehicles. Orbital will also provide in-orbit check-out support for up to 120 days after each of the three satellite launches.

     ORBCOMM has agreed to pay Orbital approximately $163 million for satellite construction, launch services and other work specified in the Procurement Agreement plus certain incentive fees. Upon execution of the Procurement Agreement, ORBCOMM paid to Orbital approximately $17.2 million representing reimbursement for costs incurred through the date thereof. Following execution of the Procurement Agreement, Orbital invoices ORBCOMM monthly for a maximum of 90% of its costs incurred during such month. The remaining ten percent of costs incurred in any month, as well as the remaining balance of the fixed-price contract amount, may be invoiced only upon completion of certain specified project milestones.

     The parties have recently amended the Procurement Agreement to set forth the payment terms for the Taurus launch vehicle.

     Optional Work. The Procurement Agreement provides for additional work and services to be performed at the option of ORBCOMM, including: (i) launch services for an additional plane of eight satellites using one additional Pegasus XL launch vehicle, and in-orbit check-out support for up to 120 days after such optional launch; (ii) a replacement constellation of 32 satellites (including launch services using four Pegasus XL launch vehicles) in accordance with the specifications contained in the Procurement Agreement at a cost of $166.1 million (subject to adjustment for inflation and excluding taxes, if any, and the cost of launch and satellite insurance); and (iii) a onetime option to request Orbital to provide a standard Taurus launch vehicle rather than a Pegasus XL launch vehicle for any launch procured pursuant to the Procurement Agreement; this option may be exercised by ORBCOMM on or prior to September 12, 1998 at a price to be negotiated, but which will not exceed $21 million.

     Regulatory Matters. Under the terms of the Procurement Agreement, Orbital is required to use all commercially reasonable efforts directly or through OCC:
(i) to obtain and maintain the required U.S. regulatory authority needed to construct, launch and operate the satellites and operate the ORBCOMM System;
(ii) obtain and maintain FCC regulatory authority for the operation of Subscriber Communicators for use in connection with the ORBCOMM System; and
(iii) to take reasonable actions in any regulatory proceedings to defend any claims against any regulatory authority granted to Orbital or OCC in connection with the ORBCOMM System or to oppose any application by competing systems that use frequencies below 1 GHz. ORBCOMM has agreed to pay or reimburse Orbital or OCC for all out-of-pocket expenses and internal costs incurred in connection with Orbital's or OCC's efforts.

     Delivery; Title and Risk of Loss. Under the Procurement Agreement, delivery of the launch vehicle and satellites occurs on separation of the launch vehicle from Orbital's L-1011 aircraft. At such time, title to and risk of loss or damage passes to ORBCOMM and ORBCOMM's sole remedy for launch failure, defects or failures to conform to applicable specifications is limited to: (i) non-payment to Orbital of the specified milestone payment and any satellite performance incentive payment; and (ii) termination of the Procurement Agreement.

     Delivery of the remaining Earth station and Satellite Control Center efforts set forth in the Procurement Agreement occurs in accordance with the terms of the Procurement Agreement. Title to, and risk of loss of or damage, passes to ORBCOMM on successful completion of the acceptance test procedures for such work as set forth in the Procurement Agreement.

     Incentive Payments. In addition to the above prices for work and service, Orbital is entitled to receive under the Procurement Agreement certain performance incentive payments. Payments are to be made on a per-plane basis with the incentive to be earned monthly for each complete month that there are a specified minimum number of working satellites in the plane. The minimum number of working satellites in a plane is seven during the first 30 months of the on-orbit performance incentive period and six during the second 30 months of the on-orbit performance period.

SYSTEM CHARGE AGREEMENT

     OCC and ORBCOMM USA have entered into the System Charge Agreement, restated as of September 12, 1995, for the purpose of providing for the use by ORBCOMM USA of all of the output capacity of the ORBCOMM System within the United States and for the exclusive use by ORBCOMM USA of certain System Assets located within the United States. The term of the System Charge Agreement commenced on June 30, 1993 and continues until June 30, 2013.

     Exclusive Use of U.S. System Capacity. OCC has granted to ORBCOMM USA the exclusive right in the United States to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the United States. ORBCOMM USA is permitted to grant ORBCOMM International use of the U.S. Gateway for the limited purpose of operating the ORBCOMM System in Canada, Mexico and any other country proximate to the United States. Notwithstanding these provisions of the System Charge Agreement, OCC has retained all rights in and to, and ORBCOMM USA has been granted no rights to, the ORBCOMM System.

     Output Capacity Charge. In consideration of the grant by OCC to ORBCOMM USA of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States, ORBCOMM USA agrees: (i) within 30 days of the end of each calendar quarter, to notify OCC of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to OCC 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM USA retains sole discretion to set the fees to be paid by its subscribers, Resellers and licensees for use of the ORBCOMM System.

     Indemnification. OCC and ORBCOMM USA agree to indemnify, defend and hold harmless each other and their respective successors and assigns against any liability, damage, loss or expense incurred by or imposed upon them in connection with any claims, suits, actions, demands or judgments arising out of any breach of the party's obligations under the System Charge Agreement. In addition, OCC agrees to indemnify and hold harmless ORBCOMM USA and its respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items OCC has authorized ORBCOMM USA to use under the System Charge Agreement (but only to the same extent as the indemnification received by OCC from ORBCOMM, if any, under the terms of the System Construction Agreement).

INTERNATIONAL SYSTEM CHARGE AGREEMENT

     ORBCOMM, ORBCOMM International and Teleglobe Mobile have entered into the International System Charge Agreement, restated as of September 12, 1995, for the purpose of: (i) providing for the use by Teleglobe Mobile of all of the ORBCOMM System output capacity and exclusive use of the System Assets located in all areas of the world outside of the United States (the "Non-U.S. Area"); and
(ii) providing the means by which Teleglobe Mobile will grant to ORBCOMM International an exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity. The term of the International System Charge Agreement commenced on June 30, 1993 and continues until the earlier of June 30, 2013 and the date on which Teleglobe Mobile ceases to be a general and limited partner of ORBCOMM.

     Exclusive Use of System Capacity Outside the United States. ORBCOMM has granted to Teleglobe Mobile the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. Teleglobe Mobile, in turn, has granted to ORBCOMM International the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. OCC ultimately has retained all rights in and to, and neither Teleglobe Mobile nor ORBCOMM International has been granted rights to, the ORBCOMM System.

     System Charge. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, Teleglobe Mobile agrees to remit to ORBCOMM Teleglobe Mobile's allocated portion of the System Charge for that calendar quarter calculated in accordance with the ORBCOMM Partnership Agreement. If the International Output Capacity Charge for such calendar quarter is less than 1.15% of Total Aggregate Revenues, then Teleglobe Mobile is not required to pay any portion of the System Charge for such calendar quarter.

     International Output Capacity Charge. In consideration of the grant by Teleglobe Mobile to ORBCOMM International of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, ORBCOMM International agrees: (i) within 30 days of the end of each calendar quarter, to notify ORBCOMM of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to Teleglobe Mobile 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM International retains sole discretion to set the fees to be paid by its subscribers, Resellers and International Licensees for use of the ORBCOMM System.

     Indemnification. With regard to patent infringement claims, ORBCOMM agrees to defend, indemnify and hold harmless Teleglobe Mobile and ORBCOMM International and their respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items ORBCOMM has authorized Teleglobe Mobile and ORBCOMM International to use under the International System Charge Agreement but only to the same extent as the indemnification received by ORBCOMM from Orbital, if any, under the Procurement Agreement.

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International have entered into the Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM System. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity, except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements: (i) carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO mobile satellite service below 1 GHz, provided, however, OCC and Orbital are permitted to: (a) sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and (b) provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years; (ii) assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or (iii) employ any person to work on or represent the ORBCOMM System who will also work on or represent another mobile communications system, without first notifying the President of ORBCOMM.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than 5% of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates (an "Indemnified Party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an Indemnified Party.

     Termination. The Proprietary Information and Non-Competition Agreement shall terminate upon the earlier of OCC or Teleglobe Mobile ceasing to be both a general and a limited partner of ORBCOMM.

ADMINISTRATIVE SERVICES AGREEMENT

     Under the terms of the Administrative Services Agreement, dated as of September 12, 1995, Orbital has agreed to provide to the Company, ORBCOMM USA and ORBCOMM International defined office space for a total price of $15,200 per month. Orbital also has agreed to provide ORBCOMM with certain occupancy services for a fixed monthly price of $50,000. The services includes security and facilities support, MIS, telephone switchboard and communication services and other support services. Orbital provides various administrative services to ORBCOMM for a fixed monthly fee of $15,000, including accounting support, payroll processing, miscellaneous purchasing services and personnel services. Orbital also extends to

ORBCOMM employees (to the extent possible) participation in various benefit and insurance plans. Orbital also has agreed to provide to ORBCOMM executive management services payable on a time and materials basis, limited to $9,000 per month.

     The Administrative Services Agreement continues in effect so long as any category of services are being provided by Orbital, provided that ORBCOMM has the right to terminate all or part of the services being provided upon 90 days prior notice to Orbital, subject, in a case of a termination of services within a specific category of services, to an agreement on the price to perform the remaining services. The prices for the services are fixed through the end of 1996. The parties will negotiate the prices for such services and office space for subsequent years, provided that prices for 1997 will not be more than 10% higher than the prices in effect in 1996.

     The parties are in the process of renegotiating the terms and conditions of the Administrative Services Agreement so that the amounts paid by ORBCOMM to Orbital are approximately equal to the actual costs incurred by Orbital in providing the services specified in the Administrative Services Agreement.

TASK ORDER AGREEMENTS

     ORBCOMM has entered into a Task Order Agreement with Orbital, pursuant to which ORBCOMM may issue task orders on either a time and materials or fixed-price basis for certain technical services to be provided by Orbital to ORBCOMM. ORBCOMM is under no obligation to procure and Orbital is under no obligation to provide such technical services.

     ORBCOMM has entered into a Task Order Agreement with Teleglobe, pursuant to which ORBCOMM may issue task orders on a time and materials basis to Teleglobe for technical or other services to be provided by Teleglobe to ORBCOMM. ORBCOMM is under no obligation to procure and Teleglobe is under no obligation to provide such services.

                           THE PARTNERSHIP AGREEMENTS

     The following paragraphs are a summary of certain provisions of the Partnership Agreements, restated as of September 12, 1996, of each of ORBCOMM, ORBCOMM USA and ORBCOMM International and such summary is qualified in its entirety by reference to such Partnership Agreements. Each of the Partnership Agreements are substantially identical. Unless otherwise described herein, references to the "Partnership" constitute references to ORBCOMM, ORBCOMM USA and ORBCOMM International, collectively, and references to the "Partnership Agreement" constitute references to the Partnership Agreements of ORBCOMM, ORBCOMM USA and ORBCOMM International, collectively.

     Organization and Duration. The Partnership will dissolve on December 31, 2013, unless sooner dissolved on the written consent of all of the General Partners or upon removal, withdrawal, resignation, liquidation or bankruptcy of the last remaining General Partner (unless a new General Partner is appointed within 90 days with the unanimous consent of the remaining partners).

     General Partners; Management. OCC and Teleglobe Mobile are the general partners of ORBCOMM. ORBCOMM and OCC are the general partners of ORBCOMM USA and ORBCOMM and Teleglobe Mobile are the general partners of ORBCOMM International. The management of the Partnership is the exclusive responsibility of the General Partners and, except as provided by law or except as specified in the Partnership Agreement and summarized below, the act of the General Partners holding a majority of the Participation Percentages of the Partnership (a "Majority in Interest") is the act of the Partnership.

     The Partnership Agreement provides for meetings of the General Partners to be called by any General Partner. It is the current practice of the Partnerships to hold regular meetings of the General Partners on at least a quarterly basis. Each General Partner is represented at the meetings by up to three authorized representatives, although one representative of each general partner is entitled to vote such General Partner's Participation Percentage.

     The Partnership Agreement provides for the election of officers to provide for the day-to-day operation of the Partnership. Officers are nominated by the President of the Partnership and elected by the General Partners. Officers exercise the authority granted to such officers by the General Partners. Under the terms of the ORBCOMM Partnership Agreement, the General Partners are required to appoint one or more officers to have authority to act for the Partnership with respect to the Procurement Agreement. Officers are subject to removal for any reason by approval of the General Partners.

     Certain Actions. Under the Partnership Agreement, the approval of at least 86% of the Participation Percentages held by the General Partners is required to: (i) transfer all or substantially all the assets of the Partnership; (ii) merge or consolidate the Partnership with any other person; (iii) permit the entry by the Partnership into any additional lines of business; (iv) admit any new Partner to the Partnership; (v) subject to certain exceptions in furtherance of the business of the Partnership, cause the Partnership to borrow any amount on a recourse basis or any amount in excess of $5 million on a non-recourse basis; (vi) subject to certain exceptions set forth in the Partnership Agreement, enter into any transaction with an affiliate of a General Partner (excluding the Definitive Agreements); (vii) select or remove the independent certified public accountant for the Partnership or adopt, or modify in any material respect, any significant accounting policy or tax policy; (viii) make on behalf of the Partnership an assignment for the benefit of creditors, decide on behalf of the Partnership to subject the Partnership to any proceedings under any bankruptcy or insolvency law, decide to avail the Partnership of the benefit of any other legislation for the benefit of debtors, or take steps to wind up or terminate the existence of the Partnership; (ix) delegate any of the powers of the Partnership; (x) determine the value of the Partnership for purposes of the Master Agreement; and (xi) amend any provision of the Partnership Agreement. No amendment to the Partnership Agreement may: (i) decrease the capital account or increase the amount required to be contributed by a Partner without the consent of such Partner; or (ii) amend the provisions of, or adopt any provisions inconsistent with, Sections 6.2, 6.3 and 6.4 of the Partnership Agreement, which provisions regard super-majority approval requirements for certain actions of the Company, enforcement of the Definitive Agreements and meetings of the General Partners, respectively.

     The Partnership Agreement also provides that: (i) any action of the Partnership with respect to the enforcement by it of its rights under any Definitive Agreement or other contract or agreement to which any General Partner or any affiliate thereof is a party with respect to a breach, default or dispute by such General Partner or affiliate, requires the approval of General Partners having a majority of the Participation Percentages held by the General Partners other than such General Partner; and (ii) subject to the limitations set forth in (i) above, in the event that a Majority in Interest of the General Partners, each acting in the best interests of the Partnership, shall be unable to agree on exercising or enforcing the rights of the Partnership under the Procurement Agreement including, without limitation, the rights to exercise the options thereunder, to stop work, to request changes and to send notices to preserve or exercise any such rights, then the President of the Partnership shall decide on the appropriate action with respect to such rights, and the Partnership shall then act upon such decision. The ORBCOMM Partnership Agreement also provides that so long as ORBCOMM holds voting rights in either of ORBCOMM USA or ORBCOMM International, each General Partner shall be entitled to exercise directly a fraction of ORBCOMM's rights determined by dividing such General Partner's Participation Percentage by the total Participation Percentages held by all General Partners.

     Capital Contributions. Pursuant to the terms of the ORBCOMM Partnership Agreement, OCC is obligated to contribute up to approximately $75 million, and Teleglobe Mobile is obligated to contribute up to approximately $85 million, of capital to ORBCOMM, all of which was contributed prior to the consummation of the Old Notes Offering.

     Under the terms of the ORBCOMM USA Partnership Agreement, OCC and the Company together were obligated to contribute nominal capital to ORBCOMM USA in the amount of $10,000. Under the terms of the ORBCOMM International Partnership Agreement, Teleglobe Mobile and the Company together were obligated to contribute nominal capital to ORBCOMM International in the amount of $10,000. Pursuant to a resolution adopted by the General Partners of ORBCOMM on September 12, 1995, ORBCOMM agreed that until December 31, 1996, ORBCOMM would provide interest-free loans to each of ORBCOMM USA and ORBCOMM International in an amount equal to their monthly net cash requirements so long as such cash requirements are generally in accordance with a budget approved by ORBCOMM or the executive management of ORBCOMM.

     System Charge. The ORBCOMM Partnership Agreement provides for the remittance of the System Charge by OCC and Teleglobe to ORBCOMM each calendar quarter. OCC's allocated portion of the System Charge for a calendar quarter is equal to the Output Capacity Charge for such calendar quarter minus 1.15% of the Total Aggregate Revenues. Teleglobe Mobile's allocated portion of the System Charge for a calendar quarter is equal to the International Output Capacity Charge for such calendar quarter minus 1.15% of the Total Aggregate Revenues.

     Indemnification. The Partnership has agreed to indemnify its General Partners and all of their respective officers, directors, partners, employees, and agents (each an "Indemnitee") from and against any and all claims or liabilities arising out of or in connection with any action taken or omitted by the General Partners or the officers of the Partnership pursuant to authority granted by the Partnership Agreement so long as such Indemnitee's conduct did not constitute gross negligence, willful or wanton misconduct or bad faith. The Partnership Agreement further provides that the General Partners and all of their respective officers, directors, partners, employees and agents (each a "General Partner Person") will not be liable to the Partnership or the limited partners for any act or omission by such General Partner Person, except as such act or omission results from gross negligence, willful or wanton misconduct or bad faith.

     Liquidation and Distribution of Proceeds. Upon the dissolution of the Partnership, the General Partners, or, in the case of the removal, withdrawal, resignation, liquidation or bankruptcy of the last remaining General Partner, one of the limited partners elected by a majority vote of the limited partners, shall act as liquidator to wind up the Partnership. The liquidator shall have full power and authority to sell, assign and encumber any or all of the Partnership's assets and to wind up and liquidate the affairs of the Partnership in an orderly and business-like manner. All proceeds from liquidation shall be distributed in the following order of priority: (i) to the payment of the debts and liabilities of the Partnership and expenses of liquidation; (ii) to the setting up of such reserves as the liquidator may reasonably deem necessary for any contingent liability of the Partnership; and (iii) the balance to the Partners in the proportions of their positive capital account balances, if any (determined after taking into account all allocations of Net Income and Net Loss for the year of liquidation).

     Allocations and Distributions. Allocations of Net Income and Net Loss of the Partners shall generally be allocated to the capital accounts of Partners in proportion to their Participation Percentage. Except as set forth below, or in the case of liquidating distributions, the amount and timing of distributions by the Partnership are determined in the discretion of the General Partners. All distributions will be made to Partners first to return to the Partners their Capital Preference and, thereafter, to the Partners in proportion to their Participation Percentages. The Partnership Agreement provides for a minimum distribution each year in an amount sufficient to ensure that each Partner shall have received at least an amount equal to the product of: (i) 40% multiplied by
(ii) the lesser of (a) such Partner's distributive share of the Partnership's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income over cumulative Net Loss allocated to such Partner since the inception of the Partnership.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements.

          2. Financial Statement Schedules.

             The financial statements listed in the index to the Financial Statements that appears on page 24 of this Report on Form 10-K are filed as part of this Report.

             Financial statement schedules have been omitted because they are inapplicable or are not required.

          3. Exhibits

             The exhibits to this Report on Form 10-K are listed under Item 14(c) below.

     (b)  Reports on Form 8-K

          Neither the Company nor Capital has previously been required to file a Report on Form 8-K under the Act.

     (c)  Exhibits.

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- -----------------------------------------------------------------------------------
(a) 2      Purchase Agreement, dated as of August 2, 1996, by and among the Company, ORBCOMM
           Global Capital Corp., ORBCOMM USA, L.P., ORBCOMM International Partners, L.P.,
           Orbital Communications Corporation, Teleglobe Mobile Partners, Bear Stearns & Co.
           Inc., J.P. Morgan Securities Inc. and RBC Dominion Securities Company.
(a) 3      Organizational Documents.
(a) 3.1    Certificate of Limited Partnership of the Company.
(a) 3.2    Restated Agreement of Limited Partnership of the Company.
(b) 3.2.1  Amendment No. 1 to Restated Agreement of Limited Partnership of the Company dated
           December 2, 1996.
(a) 3.3    Certificate of Limited Partnership of ORBCOMM USA, L.P.
(a) 3.4    Restated Agreement of Limited Partnership of ORBCOMM USA, L.P.
(a) 3.5    Certificate of Limited Partnership of ORBCOMM International Partners, L.P.
(a) 3.6    Restated Agreement of Limited Partnership of ORBCOMM International Partners, L.P.
(a) 4      Indenture, dated as of August 7, 1996, by and among the Company, ORBCOMM Global
           Capital Corp., ORBCOMM USA, L.P., ORBCOMM International Partners, L.P., Orbital
           Communications Corporation, Teleglobe Mobile Partners and Marine Midland Bank.
(a)10      Material Contracts.
(a)10.1    Registration Rights Agreement, dated as of August 7, 1996, by and among the
           Company, ORBCOMM Global Capital Corp., ORBCOMM USA, L.P., ORBCOMM International
           Partners, L.P., Orbital Communications Corporation, Teleglobe Mobile Partners,
           Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and RBC Dominion Securities
           Corporation.
(a)10.2    Pledge Agreement, dated as of August 7, 1996, by and among the Company, ORBCOMM
           Global Capital Corp. and Marine Midland Bank as Collateral Agent.
(a)10.3    International System Charge Agreement, restated as of September 12, 1995, by and among the Company, Teleglobe Mobile Partners and ORBCOMM International Partners,
           L.P.
(a)10.4    Master Agreement, restated as of September 12, 1995, by and among the Company,
           Orbital Sciences Corporation, Teleglobe Inc. and Teleglobe Mobile Partners.

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- -----------------------------------------------------------------------------------
(a)10.5    Procurement Agreement, dated as of September 12, 1995, by and between the Company and Orbital Sciences Corporation (provided that Appendix I is incorporated by reference to Exhibit 10.24.6 to the Quarterly Report on Form 10-Q for the Quarter
           Ended June 30, 1993 filed by Orbital Sciences Corporation on August 13, 1993).
 * 10.5.1  Amendment No. 1 to Procurement Agreement dated December 9, 1996 between Orbital
           Sciences Corporation and the Company.
(a)10.6    Proprietary Information and Non-Competition Agreement, restated as of September 12,
           1995, by and among the Company, Orbital Sciences Corporation, Orbital
           Communications Corporation, Teleglobe Inc., Teleglobe Mobile Partners, ORBCOMM
           USA, L.P. and ORBCOMM International Partners, L.P.
(a)10.7    System Charge Agreement, restated as of September 12, 1995, by and between Orbital
           Communications Corporation and ORBCOMM USA, L.P.
(a)10.8    System Construction Agreement, restated as of September 12, 1995, by and between the Company and Orbital Communications Corporation.
(a)10.9    Amendment No. 1 to System Construction Agreement, dated as of July 1, 1996, by and between the Company and Orbital Communications Corporation.
(a)10.10   Service License Agreement, dated as of December 19, 1995, between ORBCOMM
           International Partners, L.P. and ORBCOMM Canada Inc.
(a)10.11   Service License Agreement, dated as of October 10, 1996, between ORBCOMM
           International Partners, L.P. and Cellular Communications Network (Malaysia) Sdn.
           Bhd.
(a)10.12   Service License Agreement, dated as of October 15, 1996, between ORBCOMM
           International Partners, L.P. and European Company for Mobile Communicator Services,
           B.V., ORBCOMM Europe.
(a)10.13   Ground Segment Procurement Contract, dated as of October 10, 1996, between ORBCOMM
           International Partners, L.P. and Cellular Communications Network (Malaysia) Sdn.
           Bhd.
(a)10.14   Ground Segment Facilities Use Agreement, dated as of December 19, 1995, between
           ORBCOMM International Partners, L.P. and ORBCOMM Canada Inc.
(a)10.15   Ground Segment Procurement Contract, dated as of October 15, 1996, between ORBCOMM
           International Partners, L.P. and European Company for Mobile Communicator
           Services, B.V., ORBCOMM Europe.
(c)10.16   Orbital Communications Corporation 1992 Stock Option Plan.
(d)10.16.1 Amendment No. 1 to Orbital Communications Corporation 1992 Stock Option Plan.
 * 10.17   Agreement dated March 28, 1997 between the Company and Robert J. Pizzimenti.
 * 21      Subsidiaries of the Registrants.
 * 27      Financial Data Schedule.

---------------
 *  Filed Herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

(b) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Orbital 1996 Form 10-K") of Orbital Sciences Corporation ("Orbital").

(c) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of Orbital.

(d) Incorporated by reference to Exhibit 10.8.1 to the Orbital 1996 Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DULLES, COMMONWEALTH OF VIRGINIA, ON MARCH 28, 1997.

                                          ORBCOMM GLOBAL, L.P.

                                          By: ORBITAL COMMUNICATIONS
                                              CORPORATION, a general partner

                                          By: /s/
                                            ------------------------------------
                                            ALAN L. PARKER
                                            PRESIDENT

                                          By: TELEGLOBE MOBILE PARTNERS,
                                              a general partner

                                          By: TELEGLOBE MOBILE INVESTMENT INC.,
                                              its managing partner

                                          By: /s/
                                            ------------------------------------
                                            CLAUDE SEGUIN
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURES                                 TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

            /s/ ALAN L. PARKER                 President and Chief Executive      March 28, 1997
------------------------------------------    Officer of ORBCOMM Global, L.P.
              ALAN L. PARKER                   (Principal Executive Officer)

          /s/ W. BARTLETT SNELL               Senior Vice President, Finance      March 28, 1997
------------------------------------------     and Administration and Chief
            W. BARTLETT SNELL                  Financial Officer of ORBCOMM
                                                       Global, L.P.
                                               (Principal Financial Officer)

             /s/ DENIS PRONE                  Vice President, Controller and      March 28, 1997
------------------------------------------         Financial Planning of
               DENIS PRONE                         ORBCOMM Global, L.P.
                                              (Principal Accounting Officer)

          /s/ DAVID W. THOMPSON                      Director, Orbital            March 28, 1997
------------------------------------------      Communications Corporation
            DAVID W. THOMPSON

          /s/ BRUCE W. FERGUSON                      Director, Orbital            March 28, 1997
------------------------------------------      Communications Corporation
            BRUCE W. FERGUSON

            /s/ CLAUDE SEGUIN                       Director, Teleglobe           March 28, 1997
------------------------------------------        Mobile Investment Inc.
              CLAUDE SEGUIN

          /s/ GUTHRIE J. STEWART                    Director, Teleglobe           March 28, 1997
------------------------------------------        Mobile Investment Inc.
            GUTHRIE J. STEWART

                                                    Director, Teleglobe           March   , 1997
------------------------------------------        Mobile Investment Inc.
           WAN AISHAH WAN HAMID

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DULLES, COMMONWEALTH OF VIRGINIA, ON MARCH 28, 1997.

                                          ORBCOMM GLOBAL CAPITAL CORP.

                                          By: /s/
                                            ------------------------------------
                                            ALAN L. PARKER
                                            PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURES                                 TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------


            /s/ ALAN L. PARKER               President and Director of ORBCOMM    March 28, 1997
------------------------------------------         Global Capital Corp.
              ALAN L. PARKER                   (Principal Executive Officer)

          /s/ W. BARTLETT SNELL                Vice President, Treasurer and      March 28, 1997
------------------------------------------          Director of ORBCOMM
            W. BARTLETT SNELL                      Global Capital Corp.
                                               (Principal Financial Officer)