Form 10-Q
period 1997-03-31
ORBCOMM GLOBAL L P
filed 1997-05-14
CIK 1021649

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                       Commission file number:  333-11149


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


         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the last 90 days.

                 YES  X   NO
                     ---     ---

                                   PART I
                            FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                         DECEMBER 31,    MARCH 31,
                                                             1996          1997
                                                         ------------   ----------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                            $   56,870     $ 45,945
     Investments                                              55,522       48,309
     Inventory                                                 1,751        3,863
                                                         ------------   ----------
          Total Current Assets                               114,143       98,117

LONG TERM ASSETS:

     Investments                                              42,360       28,919
     Mobile Communications Satellite System,
       net of accumulated depreciation                       170,034      188,909
     Other assets, net                                         6,138        6,147
     Investments in and advances to affiliates                (3,166)      (1,267)
                                                         ------------   ----------
               TOTAL ASSETS                               $  329,509     $320,825
                                                         ============   ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

     Current portion of long-term debt                    $      991     $  1,014
     Accounts payable and accrued expenses                    18,298       14,438
                                                         ------------   ----------
          Total Current Liabilities                           19,289       15,452
     Long-term debt                                          172,278      172,015
                                                         ------------   ----------
          Total Liabilities                                  191,567      187,467

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:

     Teleglobe Mobile Partners                                73,596       71,304
     Orbital Communications Corporation                       64,346       62,054
                                                         ------------   ----------
          Total Partners' Capital                            137,942      133,358
                                                         ------------   ----------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL    $  329,509     $320,825
                                                         ============   ==========

        (See accompanying notes to the condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                         TOTAL
                                                                                      ACCUMULATED
                                                                                        DURING
                                                                                      DEVELOPMENT
                                                          THREE MONTHS ENDED             STAGE
                                                               MARCH 31,                THROUGH
                                                     ---------------------------       MARCH 31,
                                                         1996             1997            1997
                                                     ----------     ------------     -------------
INCOME:

     Product sales                                   $       0      $       133      $        401
     Distribution fees                                       0                0             1,000
     Other                                                   0                2                54
                                                     ----------     ------------     -------------
          Total Income                                       0              135             1,455

EXPENSES:

     Cost of product sales                                   0              124               393
     Depreciation                                        1,519            1,718             7,916
     Engineering expenses                                  933            1,580             7,033
     Marketing, administrative and other expenses          836            1,300             8,291
                                                     ----------     ------------     -------------
          Total Expenses                                 3,288            4,722            23,633
                                                     ----------     ------------     -------------
          Losses from operations                        (3,288)          (4,587)          (22,178)

OTHER INCOME AND EXPENSES:

     Interest income (expense), net                         15            2,016             5,628
     Equity in losses of affiliates                       (606)          (1,823)           (7,278)
                                                     ----------     ------------     -------------

DEFICIENCY OF INCOME OVER EXPENSES                   $  (3,879)     $    (4,394)     $    (23,828)
                                                     ==========     ============     =============




        (See accompanying notes to the condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)

                                                                                          TOTAL
                                                                                        CASH FLOWS
                                                                                          DURING
                                                                                        DEVELOPMENT
                                                                   THREE MONTHS ENDED      STAGE
                                                                         MARCH 31,        THROUGH
                                                                 ---------------------    MARCH 31,
                                                                     1996       1997        1997
                                                                 -----------  ---------  ----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Deficiency of income over expenses                          $   (3,879)  $ (4,394)  $ (23,828)
     ADJUSTMENTS TO RECONCILE DEFICIENCY
       OF INCOME OVER EXPENSES TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                     1,519      1,718       7,916
     Amortization of financing fees                                       0        206         513
     Equity in losses of affiliates                                     606      1,823       7,258
     Increase in receivables                                           (113)       (55)     (1,325)
     Increase in inventory                                              (52)    (2,112)     (3,863)
     Increase (decrease)  in accounts payable and
       accrued expenses                                               4,895     (3,860)     14,438
                                                                 -----------  ---------  ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         2,976     (6,674)      1,109
                                                                 -----------  ---------  ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
     Capital expenditures                                           (16,828)   (20,593)   (196,825)
     Increase in amount due from affiliates                            (718)    (3,721)     (5,991)
     Purchase of investments                                              0    (23,533)   (160,044)
     Proceeds from sale of investments                                    0     44,051      84,058
                                                                 -----------  ---------  ----------
          NET CASH USED IN INVESTING ACTIVITIES                     (17,546)    (3,796)   (278,802)
                                                                 -----------  ---------  ----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                         0          0     169,475
     Repayment of long-term debt                                       (218)      (240)     (1,970)
     Partners' contributions                                         14,000          0     159,800
     Financing fees paid                                                  0       (215)     (3,667)
                                                                 -----------  ---------  ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        13,782       (455)    323,638
                                                                 -----------  ---------  ----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       (788)   (10,925)     45,945
CASH AND CASH EQUIVALENTS:
     Beginning of period                                              1,785     56,870           0
                                                                 -----------  ---------  ----------
CASH AND CASH EQUIVALENTS:
     End of period                                               $      997   $ 45,945   $  45,945
                                                                 ===========  =========  ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                               $       94   $ 12,160   $  12,932
                                                                 ===========  =========  ==========


        (See accompanying notes to the condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (IN THOUSANDS; UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM USA, reducing OCC's General Partner interest to 2% and eliminating Teleglobe Mobile's interest entirely. Simultaneously, the Company became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's General Partner interest to 2% and eliminating OCC's interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 1997, the results of its operations and cash flows for the three-month periods ended March 31, 1997 and 1996, and the period from June 30, 1993 (date of inception) through March 31, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage enterprise and anticipates a net loss for fiscal year 1997.


3.       RELATED PARTY TRANSACTIONS

         The Company paid Orbital $6,332 and $9,000 for the three months ended March 31, 1997 and 1996, respectively, and approximately $153,000 for the period June 30, 1993 (date of inception) through December 31, 1996. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the initial portion of the ORBCOMM System), the ORBCOMM System Procurement Agreement (for, among other things, the additional satellites comprising the ORBCOMM System) and the Administrative Services Agreement (for the provision of ongoing support to the Company).


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                           (IN THOUSANDS; UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On the closing of the offering of the Old Notes, the Company used $44,814 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $12,086 was used for the interest payment due on February 15, 1997.

         The Company also has a $5,000 secured note outstanding with a financial institution, which bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104 through December 1999. The note is secured by equipment located at certain of the U.S. Earth stations, the network control center and the satellite control center, and is guaranteed by Orbital.

                              ORBCOMM USA, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)




                                                     DECEMBER 31,    MARCH 31,
                                                         1996           1997
                                                     -------------   ---------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                         $        0     $      0
     Accounts receivable                                       54           67
                                                       -----------    ---------
             TOTAL ASSETS                              $       54     $     67
                                                       ===========    =========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

     Accounts payable and accrued expenses             $      342     $    410
                                                       -----------    ---------
          Total Current Liabilities                           342          410

     Amount due to ORBCOMM Global, L.P.                     3,578        4,790
                                                       -----------    ---------
          Total Liabilities                                 3,920        5,200

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:

     Orbital Communications Corporation                       (77)        (102)
     ORBCOMM Global, L.P.                                  (3,789)      (5,031)
                                                       -----------    ---------
          Total Partners' Capital                          (3,866)      (5,133)
                                                       -----------    ---------

             TOTAL LIABILITIES AND PARTNERS' CAPITAL   $       54     $     67
                                                       ===========    =========




        (See accompanying notes to the condensed financial statements)

                              ORBCOMM USA, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)




                                                                   TOTAL ACCUMULATED
                                                                        DURING
                                              THREE MONTHS ENDED   DEVELOPMENT STAGE
                                                  MARCH 31,             THROUGH
                                             ---------------------     MARCH 31,
                                                1996       1997          1997
                                             ---------  ---------- -----------------
INCOME:

     Product sales                           $       0    $      50   $      279
     Contract revenues                               0            0        4,203
     Service revenues                                0            8           19
                                             ----------   ----------  -----------
          Total Income                               0           58        4,501


EXPENSES:
     Cost of product sales                           0           72          334
     Marketing and administrative expenses         524        1,253        9,310
                                             ----------   ----------  -----------
           Total Expenses                          524        1,325        9,644
                                             ----------   ----------  -----------

DEFICIENCY OF INCOME OVER EXPENSES           $    (524)   $  (1,267)  $   (5,143)
                                             ==========   ==========  ===========



        (See accompanying notes to the condensed financial statements)

                              ORBCOMM USA, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)





                                                                                TOTAL
                                                                              CASH FLOWS
                                                                                DURING
                                                       THREE MONTHS ENDED   DEVELOPMENT STAGE
                                                            MARCH 31,           THROUGH
                                                       -------------------      MARCH 31,
                                                         1996        1997         1997
                                                       --------    -------- -----------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
     Deficiency of income over expenses                $  (524)    $ (1,267)  $   (5,143)
     ADJUSTMENTS TO RECONCILE DEFICIENCY
       OF INCOME OVER EXPENSES TO NET CASH
       USED IN OPERATING ACTIVITIES:
     Increase in accounts receivable                       (10)         (13)         (67)
     Increase (decrease) in accounts payable and
       accrued expenses                                    (53)          68          410
                                                       --------    ---------  -----------
          NET CASH USED IN OPERATING ACTIVITIES           (587)      (1,212)      (4,800)
                                                       --------    ---------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
     Increase in amount due to ORBCOMM Global, L.P.        627        1,212        4,790
     Partners' contributions                                 0            0           10
                                                       --------    ---------  -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        627        1,212        4,800
                                                       --------    ---------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                               40            0            0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    10            0            0
                                                       --------    ---------  -----------
CASH AND CASH EQUIVALENTS:
     End of period                                     $    50     $      0   $        0
                                                       ========    =========  ===========



        (See accompanying notes to the condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (IN THOUSANDS; UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM USA, reducing OCC's General Partner interest to 2% and eliminating Teleglobe Mobile's interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of March 31, 1997, the results of its operations and cash flows for the three-month periods ended March 31, 1997 and 1996, and the period from June 30, 1993 (date of inception) through March 31, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of March 31, 1997, ORBCOMM USA had a payable of $4,790 ($3,578 as of December 31, 1996) to the Company for amounts advanced to support ORBCOMM USA in establishing commercial and government markets. ORBCOMM USA is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)

                                                       DECEMBER 31,    MARCH 31,
                                                           1996          1997
                                                       ------------    ---------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                         $         0     $      0
     Accounts receivable                                        15           39
     Prepaid contract costs                                  3,871        6,847
     Amount due from ORBCOMM Global, L.P.                    1,309            0
                                                       ------------    ---------
            TOTAL ASSETS                               $     5,195     $  6,886
                                                       ============    =========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

     Accounts payable and accrued expenses             $       729     $  1,812
     Deferred revenue                                        6,147        6,147
                                                       ------------    ---------
          Total Current Liabilities                          6,876        7,959

     Amount due to ORBCOMM Global, L.P.                          0        1,201
                                                       ------------    ---------
          Total Liabilities                                  6,876        9,160

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:

     Teleglobe Mobile Partners                                 (34)         (46)
     ORBCOMM Global, L.P.                                   (1,647)      (2,228)
                                                       ------------    ---------
          Total Partners' Capital                           (1,681)      (2,274)
                                                       ------------    ---------

            TOTAL LIABILITIES AND PARTNERS' CAPITAL    $     5,195     $  6,886
                                                       ============    =========



        (See accompanying notes to the condensed financial statments)

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)





                                                                   TOTAL ACCUMULATED
                                                                        DURING
                                              THREE MONTHS ENDED    DEVELOPMENT STAGE
                                                   MARCH 31,            THROUGH
                                            ----------------------      MARCH 31,
                                                1996        1997          1997
                                            ----------     -------  -----------------
INCOME:

     Product sales                            $     0      $    28   $       36

EXPENSES:

     Cost of product sales                          0           22   $       29
     Marketing and administrative expenses         96          599   $    2,291
                                              --------     --------  -----------
          Total Expenses                           96          621        2,320
                                              --------     --------  -----------

DEFICIENCY OF INCOME OVER EXPENSES            $   (96)     $  (593)  $   (2,284)
                                              ========     ========  ===========



        (See accompanying notes to the condensed financial statements)

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)




                                                                                  TOTAL
                                                                                CASH FLOWS
                                                                                  DURING
                                                          THREE MONTHS ENDED  DEVELOPMENT STAGE
                                                              MARCH 31,           THROUGH
                                                       ---------------------      MARCH 31,
                                                         1996        1997           1997
                                                       --------   ----------   ---------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
     Deficiency of income over expenses                $   (95)   $    (593)    $ (2,284)
     ADJUSTMENTS TO RECONCILE DEFICIENCY
       OF INCOME OVER EXPENSES TO NET CASH
       USED IN OPERATING ACTIVITIES:
     Increase in accounts receivable                        (7)         (24)         (39)
     Increase in prepaid contract costs                      0       (2,976)      (6,847)
     Increase in other current liabilities                  16        1,083        1,812
     Increase in deferred revenue                            0            0        6,147
                                                       --------   ----------    ---------
          NET CASH USED IN OPERATING ACTIVITIES            (86)      (2,510)      (1,211)
                                                       --------   ----------    ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
     Decrease in amount due from ORBCOMM
      Global, L.P.                                           0        1,309            0
                                                       --------   ----------    ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES          0        1,309            0
                                                       --------   ----------    ---------

CASH FLOWS FROM
  FINANCING ACTIVITIES:
     Increase in amount due to ORBCOMM
      Global, L.P.                                          90        1,201        1,201
     Partners' contributions                                 0            0           10
                                                       --------   ----------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         90        1,201        1,211
                                                       --------   ----------    ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                4            0            0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    10            0            0
                                                       --------   ----------    ---------

CASH AND CASH EQUIVALENTS:
     End of period                                     $    14    $       0     $      0
                                                       ========   ==========    =========



        (See accompanying notes to the condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (IN THOUSANDS; UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's General Partner interest to 2% and eliminating OCC's interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of March 31, 1997, the results of its operations and cash flows for the three-month periods ended March 31, 1997 and 1996, and the period from June 30, 1993 (date of inception) through March 31, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected in the future.

3.       RELATED PARTY TRANSACTIONS

         As of March 31, 1997, ORBCOMM International had a payable of $1,201 (a receivable of $1,309 as of December 31, 1996) to the Company for amounts advanced to support ORBCOMM International in establishing commercial and government markets. ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                           (IN THOUSANDS; UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of gateway Earth stations scheduled for delivery over the next two years. As of March 31, 1997, ORBCOMM International had $6,847 of prepaid contract costs that represent advance payments to these manufacturers ($3,871 as of December 31, 1996). Total commitments remaining under these agreements approximate $14,000.


5.       SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed seven Service License Agreements ("SLAs"), six of which have associated gateway procurement contracts and software license agreements, with International Licensees. These SLAs cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey, the Middle East and Korea. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1996, under these agreements $6,147 had been received and recorded as deferred revenue (none during the three-month period ended March 31, 1997). ORBCOMM International is obligated to ship six gateways to certain international licensees under certain of these agreements.

                       ORBITAL COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                           DECEMBER 31,       MARCH 31,
                                                                               1996             1997
                                                                          --------------   --------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                               $     141,654    $      84,208
  Receivables, billed and billable                                               28,820           66,328
                                                                          --------------   --------------
    Total Current Assets                                                        170,474          150,536

Investments in affiliates                                                    67,667,383       66,090,991
                                                                          --------------   --------------

      TOTAL ASSETS                                                        $  67,837,857    $  66,241,527
                                                                          ==============   ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable                                                        $     116,681    $      81,962
  Other current liabilities                                                     554,431          664,022
                                                                          --------------   --------------
    Total Current Liabilities                                                   671,112          745,984

Due to affiliates                                                            78,728,078       79,832,861
                                                                          --------------   --------------
    Total Liabilities                                                        79,399,190       80,578,845


NON-CONTROLLING INTEREST IN NET ASSETS OF ORBCOMM USA, L.P.                  (1,894,556)      (2,515,364)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, par value $0.01; 8,000,000 shares authorized;
    4,730,392 and 4,748,792 shares issued;
    4,679,620 and 4,698,020 shares outstanding                                   47,304           47,488
  Additional paid-in capital                                                    210,230          287,171
  Treasury stock                                                               (155,508)        (736,176)
  Retained deficit                                                           (9,768,803)     (11,420,437)
                                                                          --------------   --------------
    Total stockholders' deficit                                              (9,666,777)     (11,821,954)
                                                                          --------------   --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  67,837,857    $  66,241,527
                                                                          ==============   ==============





  (See accompanying notes to the condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                               March 31,
                                                                     -----------------------------
                                                                         1996            1997
                                                                     -------------   -------------
Revenues                                                             $          -         $58,564

Direct expenses                                                             7,419          72,357
                                                                     -------------   -------------

   Gross profit (loss)                                                     (7,419)        (13,793)

General and administrative expenses                                       519,193         682,257
                                                                     -------------   -------------

   Operating loss                                                        (526,612)       (696,050)

Equity in losses of ORBCOMM Global, L.P.                               (1,683,124)     (1,576,392)
Non-controlling interest in net loss of ORBCOMM USA, L.P.                 256,518         620,808
                                                                     -------------   -------------

   Loss before provision for income taxes                              (1,953,218)     (1,651,634)

Provision for income taxes                                                      -               -
                                                                     -------------   -------------

   NET LOSS                                                           ($1,953,218)    ($1,651,634)
                                                                     =============   =============


  (See accompanying notes to the condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -----------------------------
                                                                                1996           1997
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (1,953,218)   $ (1,651,634)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Equity in losses of affiliates                                             1,683,124       1,576,392
   Non-controlling interest in net loss of ORBCOMM USA, L.P.                   (256,518)       (620,808)
   Decrease (increase) in receivables, billed and billable                      897,487         (37,508)
   Increase in current liabilities                                              313,794          74,872
                                                                           -------------   -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      684,669        (658,686)
                                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                                                 (5,766,481)              -
                                                                           -------------   -------------
       NET CASH USED IN INVESTING ACTIVITIES                                 (5,766,481)              -
                                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to employees                              102,375          77,125
   Purchases of treasury stock                                                        -        (580,668)
   Net borrowings from affiliates                                               627,314         852,119
   Net borrowings from Orbital Sciences Corporation                           4,788,960         252,664
                                                                           -------------   -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                              5,518,649         601,240
                                                                           -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            436,837         (57,446)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        -         141,654
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    436,837    $     84,208
                                                                           =============   =============


  (See accompanying notes to the condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION

Orbital Communications Corporation ("OCC" or the "Company") is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's Consolidated Financial Statements. OCC and Teleglobe Mobile Partners ("Teleglobe Mobile") are each 50% general partners in ORBCOMM Global, L.P. ("ORBCOMM"). Additionally, OCC is a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA"), and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"). ORBCOMM is a 98% non-controlling general partner in each of ORBCOMM USA and ORBCOMM International. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively.


2.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the presented information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month periods ended March 31, 1996 and 1997 are not necessarily indicative of fiscal year performance.


3.       RELATED PARTY TRANSACTIONS

OCC obtains virtually all of its funding for operations and for its capital investments in ORBCOMM from Orbital through a non-interest bearing intercompany borrowing agreement. As of December 31, 1996 and March 31, 1997, OCC owed Orbital $74,786,000 and $75,000,000, respectively, none of which is currently payable.

ORBCOMM USA currently obtains its funding from ORBCOMM through non-interest bearing advances. As of December 31, 1996 and March 31, 1997, ORBCOMM USA owed ORBCOMM approximately $3,578,000 and $4,790,000, respectively, none of which is currently payable.

                       ORBITAL COMMUNICATIONS CORPORATION

                                 (UNAUDITED)


4.  COMMITMENTS AND CONTINGENCIES

On August 7, 1996, ORBCOMM issued $170,000,000 senior unsecured notes due 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are nonrecourse to the shareholders and/or partners of the guarantors.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)


                                                                  DECEMBER 31,      MARCH 31,
                                                                      1996            1997
                                                                  ------------    ------------
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                       $     1,618     $     1,478
  Accounts receivable                                                      17              43
  Prepaid contract costs                                                3,871           6,847
  Due from an affiliate, without interest and repayment terms           1,309               0
                                                                  ------------    ------------
       Total Current Assets                                             6,815           8,368

  Joint venture investment                                             74,361          72,188
                                                                  ------------    ------------
               TOTAL ASSETS                                       $    81,176     $    80,556
                                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES

  Accounts payable and accrued liabilities                        $       899     $     1,850
  Deferred revenue                                                      6,147           6,147
                                                                  ------------    ------------
     Total Current Liabilities                                          7,046           7,997

  Due to an affiliate, without interest and repayment terms                 0           1,201
  Non-controlling interest                                               (823)         (1,114)
                                                                  ------------    ------------
     Total Liabilities                                                  6,223           8,084

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL

  Teleglobe Mobile, L.P.                                               51,942          50,223
  TR (U.S.A.) Ltd.                                                     22,486          21,742
  Teleglobe Mobile Investment Inc.                                        525             507
                                                                  ------------    ------------
     Total Partners' Capital                                           74,953          72,472
                                                                  ------------    ------------
               TOTAL LIABILITIES AND PARTNERS' CAPITAL            $    81,176     $    80,556
                                                                  ============    ============





  (See accompanying notes to the condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)



                                                                                   TOTAL
                                                                                ACCUMULATED
                                                                                  DURING
                                                         THREE MONTHS ENDED     DEVELOPMENT
                                                              MARCH 31,        STAGE THROUGH
                                                         ---------------------    MARCH 31,
                                                           1996        1997         1997
                                                         ---------    -------- -------------
INCOME

  Product sales                                          $      0     $    28  $        36
  Interest income                                             324          19        2,177
  Share in net loss of a joint venture                     (1,893)     (2,078)     (11,272)
                                                         ---------    -------- ------------
     Total Income                                          (1,569)     (2,031)      (9,059)

EXPENSES

  Cost of product sales                                         0          22           28
  Operating expenses                                          158         624        4,272
  Financial charges                                             0           0          288
                                                         ---------    -------- ------------
     Total Expenses                                           158         646        4,588

Loss before non-controlling interest                       (1,727)     (2,677)     (13,647)

Non-controlling interest                                       47         291        1,119
                                                         ---------    -------- ------------

NET LOSS                                                 $ (1,680)    $(2,386) $   (12,528)
                                                         =========    ======== ============


 (See accompanying notes to the condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)


                                                                                      TOTAL
                                                                                    CASH FLOWS
                                                                                      DURING
                                                            THREE MONTHS ENDED      DEVELOPMENT
                                                                MARCH 31,          STAGE THROUGH
                                                          -----------------------     MARCH 31,
                                                             1996         1997          1997
                                                          ----------     --------   -------------
OPERATING ACTIVITIES
  Net loss                                                $  (1,680)    $ (2,386)   $  (12,528)
  Non-cash items:
     Share in net loss of a joint venture                     1,893        2,078        11,272
     Non-controlling interest                                   (47)        (291)       (1,119)
  Changes in non-cash operating balances:
     Accounts receivable                                        (90)         (26)          (43)
     Prepaid contract costs                                       0       (2,976)       (6,847)
     Accounts payable and accrued liabilities                    84          951         1,850
     Deferred revenue                                             0            0         6,147
                                                          ----------    ---------   -----------
       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          160       (2,650)       (1,268)
                                                          ----------    ---------   -----------

INVESTING ACTIVITIES
  Net increase in a joint venture investment                 (8,239)           0       (83,511)
  Due from an affiliate                                           0        1,309             0
                                                          ----------    ---------   -----------
       CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (8,239)       1,309       (83,511)
                                                          ----------    ---------   -----------

FINANCING ACTIVITIES
  Share of financing fees of a joint venture                      0            0        (1,014)
  Due to an affiliate                                            90        1,201         1,201
  Partners' contributions                                         0            0        86,065
  Non-controlling interest                                        0            0             5
                                                          ----------    ---------   -----------
       CASH PROVIDED BY FINANCING ACTIVITIES                     90        1,201        86,257
                                                          ----------    ---------   -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             (7,989)        (140)        1,478

CASH AND CASH EQUIVALENTS
  Beginning of period                                        34,168        1,618             0
                                                          ----------    ---------   -----------
CASH AND CASH EQUIVALENTS
  End of period                                           $  26,179     $  1,478    $    1,478
                                                          ==========    =========   ===========

  (See accompanying notes to the condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS; UNAUDITED)


(1)      ORGANIZATION

         Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of being a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM Global"), a Delaware limited partnership, providing international wireless data communication services using a low-Earth orbit satellite communication system ("the ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in ORBCOMM Global, which in turn holds a 98% non-controlling interest in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also directly holds a 2% Participation Percentage in ORBCOMM International bringing its direct and indirect Participation Percentage to 51%.


(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securitites and Exchange Commission. Although the Partnership believes that the disclosures provided are adequate to make the presented information not misleading, these unaudited interim condensed consolidated statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month periods ended March 31, 1996 and 1997 are not necessarily indicative of fiscal year performance.


(3)      RELATED PARTY TRANSACTIONS

         As of March 31, 1997, ORBCOMM International had a payable of $1,201 (a receivable of $1,309 as of December 31, 1996) to ORBCOMM Global for amounts advanced to support ORBCOMM International in establishing commercial and government markets. ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM Global.


(4)      COMMITMENTS AND CONTINGENCIES

         In August 1996, ORBCOMM Global and ORBCOMM Global Capital Corp. issued $170,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                          (IN THOUSANDS; UNAUDITED)


(4)      COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of March 31, 1997, ORBCOMM International had $6,847 of prepaid contract costs that represent advance payments to these manufacturers ($3,871 as of December 31, 1996). Total commitments remaining under these agreements approximate $14,000.

         The Partnership is committed to invest approximately $85,000 in ORBCOMM Global. As of March 31, 1997 and December 31, 1996, this amount was invested entirely.


(5)      SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed seven Service License Agreements ("SLAs"), six of which have associated gateway procurement contracts and software license agreements, with International Licensees. These SLAs cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey, the Middle East and Korea. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1996, under these agreements $6,147 had been received and recorded as deferred revenue (none during the three-month period ended March 31, 1997). ORBCOMM International is obligated to ship six gateways to certain international licensees under certain of these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS; EXCEPT UNIT INFORMATION)

OVERVIEW

         In 1993, ORBCOMM Global, L.P. (the "Company" or "ORBCOMM") was formed by Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"). Each of OCC and Teleglobe Mobile acquired and currently owns a 50% interest in the Company, with Technology Resources Industries Bhd. (through TR (U.S.A.) Ltd.) now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International") (collectively, the "Marketing Partnerships"), with the exclusive right to market services using the Company's low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Company is a 98% General Partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the applicable Federal Communications Commission ("FCC") licenses (the "FCC License") and the ORBCOMM System, consistent with FCC regulations.

         To date, OCC and Teleglobe Mobile have invested an aggregate of approximately $160 million in the ORBCOMM project. In addition, on August 7, 1996, the Company and ORBCOMM Global Capital Corp. ("Capital") completed a private placement (the "Old Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). In January 1997, all of the Old Notes were exchanged for notes that are substantially similar to the Old Notes, except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are nonrecourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

         Pursuant to the terms of the partnership agreements for the Company and the Marketing Partnerships: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of the Company; (ii) OCC generally controls the operational and financial affairs of ORBCOMM USA;
and (iii) Teleglobe Mobile generally controls the operational and financial affairs of ORBCOMM International. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, the Company accounts for the Marketing Partnerships using the equity method of accounting. The Company does not consolidate, and therefore does not report in its financial statements, ORBCOMM USA's and ORBCOMM International's actual assets, liabilities and operating revenues and expenses. Instead, the Company's proportionate share of the deficiency of income over expenses of the Marketing Partnerships is recorded under the caption "Equity in losses of affiliates" in the Company's financial statements. Correspondingly, the Company's investment in the Marketing Partnerships is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." Investors are encouraged to refer to the financial statements of both ORBCOMM USA and ORBCOMM International included elsewhere in this Report.

         ORBCOMM USA pays to OCC an output capacity charge ("Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) located in the United States to be delivered to the Company pursuant to certain procurement agreements (the "System Assets"). In consideration of the construction and financing of the System Assets, OCC, in turn, pays to the Company a system charge that is a quarterly fee equal to the Output Capacity Charge minus 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues").

         ORBCOMM International pays to Teleglobe Mobile an international output capacity charge ("International Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to the Company an international system charge that is a quarterly fee equal to the International Output Capacity Charge minus 1.15% of Total Aggregate Revenues.

SERVICE ROLL-OUT

         The roll-out of ORBCOMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. The Company currently serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Two additional satellites are planned to be launched on a Taurus(R) launch vehicle in the third quarter of 1997. An additional eight satellites are planned to be launched on a Pegasus XL(R) launch vehicle during the fourth quarter of 1997, with the second plane of eight satellites planned to be launched within two to three months after the launch of the first plane of eight satellites and the third plane of eight satellites planned to be launched within two to three months after the launch of the second plane of eight satellites. Service outside the United States will be provided as international licensees ("International Licensees") receive regulatory approval and build network ground systems.

         To facilitate the introduction and development of commercial service, the Company procured several thousand subscriber communicators ("Subscriber Communicators") from certain of its Subscriber Communicator manufacturers. The Company believes that this inventory will be sufficient to support certain market sales activities through at least the end of 1997.

REVENUE

         Currently, during the period of commercial intermittent service, ORBCOMM USA is building an initial base of subscribers in the United States through value-added resellers ("Resellers"), who purchase ORBCOMM System services directly from ORBCOMM USA, and through direct sales activities.

         In the United States, service pricing is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally incorporates an initial registration charge, a recurring monthly charge for access to the ORBCOMM System and usage charges based on the customer's activity. In charging for registration, access and usage, the Company has developed a pricing structure in the United States that suits the initial markets addressed by the existing two-satellite system. Additional pricing, including priority and other real time messaging pricing, will be developed as the full deployment of satellites in the ORBCOMM System occurs. It is likely that multiple pricing alternatives will be offered in the United States, including peak/off-peak, volume discounts and annual contract commitment options.

         The Company has a standard service license agreement ("Service License Agreement") for execution by International Licensees, who are generally responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fixed fee in exchange for the exclusive right to market services using the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, an International Licensee is required to purchase a gateway ("Gateway") from ORBCOMM International or to share the U.S. Gateway or a closely located Gateway operated by another International Licensee.

         Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policies regarding competition.


OPERATING EXPENSES

         As discussed above, the Company owns and operates the assets, other than the FCC License, that comprise the ORBCOMM System. Satellite-based communications systems are characterized by high up-front capital expenditures and relatively low marginal costs for providing service. Beginning in January 1996, the Company has been depreciating some of its assets, recording a depreciation charge in its statements of operations. Additionally, the Company incurs, and reports in its financial statements, engineering and other operating expenses associated with the actual operation of the ORBCOMM System.


RESULTS OF OPERATIONS - ORBCOMM

         The Company commenced commercial intermittent service in the United States on February 1, 1996 and has generated minimal revenues and negative cash flows to date. The Company's activities have focused primarily on the acquisition of regulatory approvals for operation of the ORBCOMM System, design, construction and deployment of its initial satellites and associated network systems, execution of reseller agreements with domestic Resellers and Service License Agreements with International Licensees, identification of potential International Licensees in countries outside the United States, identification and authorization of Subscriber Communicator manufacturers and hiring of management and other key personnel. The Company expects to continue to generate negative cash flows through most of 1998.

         Income. In 1995, the Company received a nonrefundable fee from a potential International Licensee. The Company recognized this nonrefundable fee over the term of the relevant agreement. No such fees were received in earlier periods or during the three-month period ended March 31, 1997.

         In late 1994, the Company borrowed $5,000 from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in August 1996, ORBCOMM closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short term government securities, with certain restrictions attached to all of the investment portfolio. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $1,765 and $15 for the three months ended March 31, 1997 and 1996, respectively.

         Expenses. As discussed above, the Company is in its development stage and does not anticipate emerging from the development stage until mid-to late 1998. During the construction phase of the ORBCOMM System, the Company has capitalized all construction costs, consisting primarily of satellites, launch services and the U.S. ground segment procured from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

         The Company incurred $1,300 and $836 of marketing, administrative and other expenses for the three months ended March 31, 1997 and 1996, respectively. The Company also incurred $1,580 and $933 of ORBCOMM System engineering expenses for the three months ended March 31, 1997 and 1996, respectively. The Company is capitalizing a portion of engineering direct labor costs that relates to hardware and system design, development and coding of the software products that enhance the operation of ORBCOMM System. The Company also incurred $1,718 and $1,519 in ORBCOMM System depreciation expense for the three months ended March 31, 1997 and 1996, respectively, as the ORBCOMM System became available for service in early 1996.

         Equity in losses of affiliates. The Company recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $1,823 and $606 for the three months ended March 31, 1997 and 1996, respectively. Each of ORBCOMM USA and ORBCOMM International began their marketing efforts in 1995 in anticipation of commercial service in 1996.


RESULTS OF OPERATIONS - ORBCOMM USA

         Income. In 1993, 1994 and 1995, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of $4,203 from June 30, 1993 (date of inception) through September 30, 1995. The U.S. marketing service portion of the System Charge Agreement expired in 1995. During the first three months of 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $58 (none during the three-month period ended March 31, 1996).

         Expenses. ORBCOMM USA incurred $1,253 and $524 of marketing and administrative expenses and $72 and $0, of cost of product sales for the three months ended March 31, 1997 and 1996, respectively (once the ORBCOMM System began operations). Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing costs of $4,203 from June 30, 1993 (date of inception) through September 30, 1995.


RESULTS OF OPERATIONS - ORBCOMM INTERNATIONAL

         Expenses. ORBCOMM International incurred $599 and $96 of marketing and administrative expenses for the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997, ORBCOMM International had $6,847 of prepaid contract costs, which represents advance payments to certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years.

         Service License Agreements. ORBCOMM International has signed seven Service License Agreements, six of which have associated Gateway procurement contracts and software license agreements, with International Licensees. These Service License Agreements cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey, the Middle East and Korea. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1996, under these agreements $6,147 had been received and recorded as deferred revenue (none during the three-month period ended March 31, 1997). ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the Gateway procurement contracts is generally recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

SUPPLEMENTAL DATA

         Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the three months ended March 31, 1997. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this Report.

                                                                    SUPPLEMENTAL DATA
                                                               QUARTER ENDED MARCH 31, 1997

                                                             ORBCOMM         ORBCOMM          ELIMINATION
                                            ORBCOMM            USA         INTERNATIONAL        ENTRIES          TOTAL
                                          -----------     ------------     -------------      -----------      ---------
Revenue(1)                                $   135         $       58        $       28         $   (124)        $    97
Interest income (expense),
    net                                     2,016  (2)             0                 0                            2,016
Expenses                                    4,722  (3)         1,325               621              124           6,544
Losses before
   interest and taxes                      (2,571) (4)        (1,267)             (593)                          (4,431)
Net loss                                   (2,571) (4)        (1,267)             (593)                          (4,431)
Capital expenditures                       20,593  (5)             0                 0                           20,593

                                                                  SUPPLEMENTAL DATA
                                                                 AS OF MARCH 31, 1997

                                                                ORBCOMM          ORBCOMM
                                                  ORBCOMM         USA         INTERNATIONAL        TOTAL
                                             --------------    ---------      -------------     ---------
Cash and cash equivalents                    $      45,945     $      0       $      0          $ 45,945
Mobile Communications
  Satellite System, net                            188,909            0              0           188,909
Total debt                                         173,029            0              0           173,029
Subscriber Communicators (units)                         0          347            105               452

-----------------------
(1) As development stage companies, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the three months ended March 31, 1997.

(2)      Net of $206 of amortization of deferred financing fees.

(3) Includes depreciation expenses of $1,718. Interest expense of $6,023 was capitalized for the three months ended March 31, 1997.

(4)      Excludes equity in losses of affiliates of $1,823.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

LIQUIDITY AND CAPITAL RESOURCES

         The development of the Company's business, launch of the initial two satellites and construction of the network control center and U.S. Gateway have resulted in substantial capital expenditures during the past several years. Capital expenditures by the Company were $196,825 from June 30, 1993 (date of inception) to March 31, 1997. Capital expenditures for the three months ended March 31, 1997 and 1996 were $20,593 and $16,828, respectively.

         A combination of operating losses and substantial capital expenditures related to the development of the ORBCOMM System has resulted in negative cash flows since 1994. Funding of this cash flows deficiency has been accomplished through capital contributions from OCC and Teleglobe Mobile and through the proceeds from the Old Notes Offering and the MetLife Note. The Company expects to have to continue to fund operating losses as the Company develops and expands its business. The Company has set aside a sufficient amount in a segregated account to provide for payments in full of interest on the Old Notes and Notes through August 15, 1998. Following August 15, 1998, interest expense on the Notes will represent a significant cash requirement for the Company.

         The total cost of the construction and deployment of the ORBCOMM System is estimated to be approximately $258,000. Of this amount, approximately $202,000 will be used for the satellite constellation, ground spares and launch services, approximately $30,000 will be used for the U.S. ground segment, approximately $8,000 will be used for insurance and approximately $18,000 will be used for other costs. As of March 31, 1997, $196,825 of this amount had been expended. To date, the Company's partners have invested approximately $160,000 in the ORBCOMM project. Such equity investments, together with the proceeds of the Old Notes Offering, MetLife Note and cash expected to be generated from operations, is expected to allow the Company to meet its financial obligations through at least the end of 1997.
The Company believes that a portion of cash from operations through the end of 1997 will be generated through international license fees obtained by entering into Service License Agreements. The Company expects that its capital requirements in 1998 will be provided by cash flows from operations and, consistent with the covenants contained in the Indenture governing the Notes, other potential sources including capital contributions, equity investments, credit facilities and/or operating lease arrangements.

         The Notes contain a revenue participation feature providing for payment by the Company, on each interest payment date, of interest ("Revenue Participation Interest") in an aggregate amount equal to 5% of System Revenue (as defined in the Indenture) for the six-month period ending on December 31 or June 30 most recently completed prior to such interest payment date. The Company is not required to pay any Revenue Participation Interest, however, until the Credit Parties Fixed Charge Coverage Ratio (as defined in the Indenture) for the four consecutive fiscal quarters last completed prior to such interest payment date equals or exceeds 2:1. Once this ratio is exceeded, the Company will have to pay additional interest on the Notes beyond the base rate of 14%, which will negatively impact the Company's liquidity.

         There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the ORBCOMM Partnership Agreement in the amount of 40%, multiplied by the lesser of (a) such partners' distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture. To the extent that such requirements are met and the partners receive additional cash distributions from the Company beyond that required by the ORBCOMM Partnership Agreement, this could negatively impact the Company's liquidity.

LOAN AGREEMENT WITH METLIFE CAPITAL CORPORATION

         Under the terms of the MetLife Note, MetLife loaned $5,000 to the Company, and in connection therewith the Company granted to MetLife a security interest in certain equipment of the Company. The MetLife Note is guaranteed by Orbital. As of March 31, 1997, $3,029 was outstanding under the MetLife Note. The Notes rank pari passu in right and priority of payment with the MetLife Note, except to the extent of the collateral securing such MetLife Note.

FORWARD LOOKING STATEMENTS

         When used in this Report, the words "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors, market acceptance of products and services offered by the Company and potential launch delays and risks associated with the launch and operation of a satellite system.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) A complete list of the exhibits required to be filed with this Report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this Report.

         (b) Neither the Company nor Capital has previously been required to file a Report on Form 8-K under the Act.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  ORBCOMM GLOBAL, L.P.


Date:                             By:   /s/  ALAN L. PARKER
     --------------------------      ----------------------------------------
                                        Alan L. Parker
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:                             By:   /s/  W. BARTLETT SNELL
     --------------------------      ----------------------------------------
                                        W. Bartlett Snell
                                        Senior Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer
                                        (Principal Financial Officer)



                                  ORBCOMM GLOBAL CAPITAL CORP.


Date:                             By:   /s/  ALAN L. PARKER
     --------------------------      ------------------------------------------
                                        Alan L. Parker
                                        President
                                        (Principal Executive Officer)


Date:                             By:   /s/  W. BARTLETT SNELL
     --------------------------      ------------------------------------------
                                        W. Bartlett Snell
                                        Vice President and Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


         The following exhibits are filed as part of this report.

Exhibit No.                          Description
-----------                          -----------
   3.7           Certificate of Incorporation of ORBCOMM Global Capital Corp.

   3.8           Bylaws of ORBCOMM Global Capital Corp.

  10.4.1 Amendment No. 1 to Master Agreement dated February 5, 1997 by and among the Company, Orbital Sciences Corporation, Teleglobe
                 Inc. and Teleglobe Mobile Partners. (Transmitted herewith.)

  10.5.2 Amendment No. 2 to Procurement Agreement dated March 24, 1997 between Orbital Sciences Corporation and the Company.
                 (Transmitted herewith.)

  27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities
                 Exchange Act of 1934). (Transmitted herewith.)