Form 10-Q
period 1997-06-30
ORBCOMM GLOBAL L P
filed 1997-08-14
CIK 1021649

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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

                YES  X                                    NO
                   -----                                     ----

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                            DECEMBER 31,              JUNE 30,
                                                               1996                     1997
                                                         ----------------        ----------------
ASSETS

Current Assets:

  Cash and cash equivalents                                 $    56,870            $    37,959
  Investments                                                    55,522                 41,222
  Inventory                                                       1,751                  3,850
                                                         ----------------        ----------------
    Total Current Assets                                        114,143                 83,031

  Investments                                                    42,360                 22,631
  Mobile Communications Satellite System,
   net of accumulated depreciation                              170,034                213,448
  Other assets, net                                               6,138                  5,938
  Investments in and advances to affiliates                      (3,166)                  (680)
                                                         ----------------        ----------------
      TOTAL ASSETS                                          $   329,509            $   324,368
                                                         ================        ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Current portion of long-term debt                         $       991            $     1,039
  Accounts payable and accrued expenses                          18,298                 24,052
                                                         ----------------        ----------------
    Total Current Liabilities                                    19,289                 25,091
  Long-term debt                                                172,278                171,747
                                                         ----------------        ----------------
    Total Liabilities                                           191,567                196,838

Commitments and contingencies

Partners' Capital:

  Teleglobe Mobile Partners                                      73,596                 68,390
  Orbital Communications Corporation                             64,346                 59,140
                                                         ----------------        ----------------
    Total Partners' Capital                                     137,942                127,530
                                                         ----------------        ----------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL               $   329,509            $   324,368
                                                         ================        ================


         (See accompanying notes to the condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)



                                                                                                                     TOTAL
                                                                                                                  ACCUMULATED
                                                                                                                    DURING
                                                                                                                  DEVELOPMENT
                                             THREE MONTHS ENDED                    SIX MONTHS ENDED                  STAGE
                                                  JUNE 30,                             JUNE 30,                     THROUGH
                                    ----------------------------------     ----------------------------------       JUNE 30,
                                          1996               1997              1996                1997               1997
                                    -----------------  ---------------     --------------  ------------------   -----------------
INCOME:

  Product sales                       $        55        $        74        $       55          $        207       $       475
  Distribution fees                             0                  0                 0                     0             1,000
  Other                                         0                  2                 0                     4                56
                                    -----------------  ---------------     --------------  ------------------   -----------------
    Total Income                               55                 76                55                   211             1,531

EXPENSES:

  Cost of product sales                        55                 83                55                   207               475
  Depreciation                              1,523              1,773             3,042                 3,491             9,689
  Engineering expenses                      1,152              1,833             2,085                 3,413             8,866
  Marketing, administrative and
    other expenses                          1,439              1,533             2,275                 2,833             9,825
                                    -----------------  ---------------     --------------  ------------------   -----------------
    Total Expenses                          4,169              5,222             7,457                 9,944            28,855
                                    -----------------  ---------------     --------------  ------------------   -----------------
    Losses from operations                 (4,114)            (5,146)           (7,402)               (9,733)          (27,324)

OTHER INCOME AND EXPENSES:

  Interest income (expense), net                2              1,046                17                 3,062             6,675
  Equity in losses of affiliates           (1,004)            (1,848)           (1,610)               (3,671)           (9,127)
                                    -----------------  ---------------     --------------  ------------------   -----------------

DEFICIENCY OF INCOME
  OVER EXPENSES                       $    (5,116)       $    (5,948)       $   (8,995)         $    (10,342)      $   (29,776)
                                    =================  ===============     ==============  ==================   =================


         (See accompanying notes to the condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)

                                                                                                                    TOTAL
                                                                                                                  CASH FLOWS
                                                                                                                    DURING
                                                                                                                  DEVELOPMENT
                                                                                    SIX MONTHS ENDED                 STAGE
                                                                                       JUNE 30,                     THROUGH
                                                                        ------------------------------------        JUNE 30,
                                                                              1996                1997               1997
                                                                        ----------------    ----------------    ----------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Deficiency of income over expenses                                     $    (8,995)         $    (10,342)     $     (29,776)
   Adjustments to reconcile deficiency
    of income over expenses to net cash
    provided by (used in) operating activities:
   Depreciation                                                                 3,042                 3,491              9,689
   Amortization of financing fees                                                   0                   416                722
   Equity in losses of affiliates                                               1,610                 3,671              9,127
   Increase in receivables                                                       (115)                 (586)            (1,856)
   Increase in inventory                                                         (437)               (2,099)            (3,850)
   Increase in accounts payable and accrued expenses                            2,234                 5,754             24,052
                                                                        ----------------    ----------------    ----------------
        Net cash provided by (used in) operating activities                    (2,661)                  305              8,108
                                                                        ----------------    ----------------    ----------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Capital expenditures                                                       (28,948)              (46,906)          (223,138)
   Increase in advances to affiliates                                          (1,694)               (6,157)            (8,427)
   Purchase of investments                                                          0               (32,039)          (168,571)
   Proceeds from sale of investments                                                0                66,585            106,592
                                                                        ----------------    ----------------    ----------------
        Net cash used in investing activities                                 (30,642)              (18,517)          (293,544)
                                                                        ----------------    ----------------    ----------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Net proceeds from issuance of long-term debt                                     0                     0            169,475
   Repayment of long-term debt                                                   (442)                 (483)            (2,213)
   Partners' contributions                                                     33,000                     0            159,800
   Financing fees paid                                                              0                  (216)            (3,667)
                                                                        ----------------    ----------------    ----------------
        Net cash provided by (used in) financing activities                    32,558                  (699)           323,395
                                                                        ----------------    ----------------    ----------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                                       (745)              (18,911)            37,959

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                          1,784                56,870                  0
                                                                        ----------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS:

   End of period                                                          $     1,039          $     37,959      $      37,959
                                                                        ================    ================    ================
SUPPLEMENTAL CASH FLOW DISCLOSURE:

   Interest paid                                                          $       184          $     12,220      $      12,992
                                                                        ================    ================    ================


         (See accompanying notes to the condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM USA, reducing OCC's direct General Partner interest to 2% and eliminating Teleglobe Mobile's direct General Partner interest entirely. Simultaneously, the Company became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's direct General Partner interest to 2% and eliminating OCC's direct General Partner interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through June 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage enterprise through, and anticipates a net loss for, fiscal year 1997.


3.       RELATED PARTY TRANSACTIONS

         The Company paid Orbital $20.9 million and $23.8 million for the six months ended June 30, 1997 and 1996, respectively, and approximately $153.0 million for the period June 30, 1993 (date of inception) through December 31, 1996. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the initial portion of the ORBCOMM System), the ORBCOMM System Procurement Agreement (for, among other things, the additional satellites comprising the ORBCOMM System) and the Administrative Services Agreement (for the provision of ongoing administrative support to the Company).


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each, a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On the closing of the offering of the Old Notes, the Company used $44.8 million of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $12.1 million was used for the interest payment due on February 15, 1997. The next semi-annual interest payment on the Notes is due August 15, 1997.

         The Company also has a $5.0 million secured note outstanding with a financial institution, which bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,000 through December 1999. The note is secured by equipment located at certain of the U.S. Earth stations, the network control center and the satellite control center, and is guaranteed by Orbital. A portion of the net proceeds from the offering of the Old Notes, sufficient to pay when due all remaining interest and principal payments on this note, was deposited into a segregated account.

                              ORBCOMM USA, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)


                                                       December 31,           June 30,
                                                          1996                  1997
                                                      --------------       -------------
ASSETS

Current Assets:

  Cash and cash equivalents                             $        0           $        0
  Accounts receivable                                           54                   54
                                                      --------------       -------------
       TOTAL ASSETS                                     $       54           $       54
                                                      ==============       =============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                 $      342           $      392
                                                      --------------       -------------
    Total Current Liabilities                                  342                  392

  Amount due to ORBCOMM Global, L.P.                         3,578                5,949
                                                      --------------       -------------

    Total Liabilities                                        3,920                6,341

Commitments and contingencies

Partners' Capital:

  Orbital Communications Corporation                           (77)                (126)
  ORBCOMM Global, L.P.                                      (3,789)              (6,161)
                                                      --------------       -------------
    Total Partners' Capital                                 (3,866)              (6,287)
                                                      --------------       -------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL           $       54           $       54
                                                      ==============       =============

         (See accompanying notes to the condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                        TOTAL
                                                                                                                      ACCUMULATED
                                                                                                                        DURING
                                                                                                                      DEVELOPMENT
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED                   STAGE
                                                        JUNE 30,                          JUNE 30,                      THROUGH
                                            --------------------------------   --------------------------------         JUNE 30,
                                                  1996               1997            1996              1997               1997
                                            ---------------   --------------   ---------------   --------------     --------------
INCOME:

  Product sales                               $        49       $        12      $        49       $        62        $       291
  Contract revenues                                     0                 0                0                 0              4,203
  Service revenues                                      2                11                2                19                 30
                                            ---------------   --------------   ---------------   --------------     --------------
    Total Income                                       51                23               51                81              4,524

EXPENSES:

  Cost of product sales                                48                70               48               142                404
  Marketing and administrative expenses               717             1,107            1,241             2,360             10,417
                                            ---------------   --------------   ---------------   --------------     --------------
    Total Expenses                                    765             1,177            1,289             2,502             10,821
                                            ---------------   --------------   ---------------   --------------     --------------
DEFICIENCY OF INCOME
   OVER EXPENSES                              $      (714)      $    (1,154)     $    (1,238)      $    (2,421)       $    (6,297)
                                            ===============   ==============   ===============   ==============     ==============


         (See accompanying notes to the condensed financial statements)

                              ORBCOMM USA, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)

                                                                                                               TOTAL
                                                                                                             CASH FLOWS
                                                                                                               DURING
                                                                                                             DEVELOPMENT
                                                                       SIX MONTHS ENDED                        STAGE
                                                                           JUNE 30,                           THROUGH
                                                           ---------------------------------------            JUNE 30,
                                                                 1996                   1997                    1997
                                                           -----------------     -----------------     -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Deficiency of income over expenses                        $      (1,238)         $      (2,421)         $      (6,297)
  Adjustments to reconcile deficiency
   of income over expenses to net cash
   used in operating activities:
  Increase in accounts receivable                                     (59)                     0                    (54)
  Increase (decrease) in accounts payable and
    accrued expenses                                                  (50)                    50                    392
                                                           -----------------     -----------------     -------------------
    Net cash used in operating activities                          (1,347)                (2,371)                (5,959)
                                                           -----------------     -----------------     -------------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global, L.P.                    1,441                  2,371                  5,949
  Partners' contributions                                               0                      0                     10
                                                           -----------------     -----------------     -------------------
    Net cash provided by financing activities                       1,441                  2,371                  5,959
                                                           -----------------     -----------------     -------------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                           94                      0                      0

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                  10                      0                      0
                                                           -----------------     -----------------     -------------------
CASH AND CASH EQUIVALENTS:
  End of period                                             $         104          $           0          $           0
                                                           -----------------     -----------------     -------------------



         (See accompanying notes to the condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM USA, reducing OCC's direct General Partner interest to 2% and eliminating Teleglobe Mobile's direct General Partner interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through June 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of June 30, 1997, ORBCOMM USA had a payable of $5.9 million ($3.6 million as of December 31, 1996) to the Company, none of which is currently payable, for amounts advanced to support ORBCOMM USA in establishing commercial and government markets in the United States. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each, a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                 December 31,          June 30,
                                                                    1996                 1997
                                                               ----------------    ----------------
ASSETS

Current Assets:

  Cash and cash equivalents                                      $          0        $          0
  Accounts receivable                                                      15                  22
  Prepaid contract costs                                                3,871               8,572
  Amount due from ORBCOMM Global, L.P.                                  1,309                   0
                                                               ----------------    ----------------
      TOTAL ASSETS                                               $      5,195        $      8,594
                                                               ================    ================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                          $        729        $        487
  Deferred revenue                                                      6,147               8,636
                                                               ----------------    ----------------
    Total Current Liabilities                                           6,876               9,123

  Amount due to ORBCOMM Global, L.P.                                        0               2,477
                                                               ----------------    ----------------

    Total Liabilities                                                   6,876              11,600

Commitments and contingencies

Partners' Capital:

  Teleglobe Mobile Partners                                               (34)                (60)
  ORBCOMM Global, L.P.                                                 (1,647)             (2,946)
                                                               ----------------    ----------------
    Total Partners' Capital                                            (1,681)             (3,006)
                                                               ----------------    ----------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $      5,195        $      8,594
                                                               ================    ================

         (See accompanying notes to the condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                    TOTAL
                                                                                                                  ACCUMULATED
                                                                                                                    DURING
                                                                                                                  DEVELOPMENT
                                                       THREE MONTHS ENDED               SIX MONTHS ENDED             STAGE
                                                           JUNE 30,                          JUNE 30,               THROUGH
                                                  ---------------------------   --------------------------------    JUNE 30,
                                                     1996            1997             1996             1997           1997
                                                  ----------    -------------   ----------------  --------------  --------------
INCOME:

  Product sales                                   $       0       $        6      $          0     $        34     $        42

EXPENSES:

  Cost of product sales                                   0                6                 0              28     $        34
  Marketing and administrative expenses                 309              732               405           1,331     $     3,023
                                                 ------------   -------------   ----------------  --------------  --------------
    Total Expenses                                      309              738               405           1,359           3,057
                                                 ------------   -------------   ----------------  --------------  --------------
DEFICIENCY OF INCOME
 OVER EXPENSES                                    $    (309)      $     (732)     $       (405)    $    (1,325)    $    (3,015)
                                                 ============   =============   ================  ==============  ==============



        (See accompanying notes to the condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                      TOTAL
                                                                                                                   CASH FLOWS
                                                                                                                     DURING
                                                                                                                   DEVELOPMENT
                                                                                    SIX MONTHS ENDED                  STAGE
                                                                                        JUNE 30,                     THROUGH
                                                                         ----------------------------------          JUNE 30,
                                                                                1996               1997                1997
                                                                         -------------    -----------------    -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Deficiency of income over expenses                                      $     (405)      $     (1,325)         $       (3,015)
  Adjustments to reconcile deficiency
   of income over expenses to net cash
   used in operating activities:
  Increase in accounts receivable                                                 (7)                (7)                    (22)
  Increase in prepaid contract costs                                               0             (4,701)                 (8,572)
  Increase (decrease) in accounts payable and accrued expenses                   191               (242)                    486
  Increase in deferred revenue                                                     0              2,489                   8,636
                                                                         -------------    -----------------    -------------------
    Net cash used in operating activities                                       (221)            (3,786)                 (2,487)
                                                                         -------------    -----------------    -------------------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Decrease in amount due from ORBCOMM Global, L.P.                                 0              1,309                       0
                                                                         -------------    -----------------    -------------------
    Net cash provided by investing activities                                      0              1,309                       0
                                                                         -------------    -----------------    -------------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global, L.P.                                 254              2,477                   2,477
  Partners' Contributions                                                          0                  0                      10
                                                                         -------------    -----------------    -------------------
    Net cash provided by financing activities                                    254              2,477                   2,487
                                                                         -------------    -----------------    -------------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                      33                  0                       0

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                             10                  0                       0
                                                                         -------------    -----------------    -------------------
CASH AND CASH EQUIVALENTS:
  End of period                                                           $       43       $          0          $            0
                                                                         =============    =================    ===================



        (See accompanying notes to the condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system in the United States and internationally, respectively. In 1995, the Company became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's direct General Partner interest to 2% and eliminating OCC's direct General Partner interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through June 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of June 30, 1997, ORBCOMM International had a payable of $2.5 million to the Company, which is not currently payable (a receivable of $1.3 million that represented net cash out flow to the Company as of December 31,
1996). The payable represents advance funding to support ORBCOMM International in establishing commercial and government markets outside the United States. ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each, a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997. As of June 30, 1997, ORBCOMM International had $8.6 million of prepaid contract costs that represent advance payments to these manufacturers ($3.9 million as of December 31, 1996). Total commitments remaining under these agreements approximate $14.0 million.


5.       SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed nine Service License Agreements ("SLAs") with international licensees ("International Licensees"), eight of which have associated gateway procurement contracts and software license agreements. These SLAs cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey and Central Asia, the Middle East, Korea, Japan, and a portion of South America and the Caribbean. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of June 30, 1997, under these agreements $8.6 million has been received and recorded as deferred revenue ($2.5 million during the three-month and six-month periods ended June 30, 1997; none during the same periods of 1996). ORBCOMM International is obligated to ship eight gateways to certain International Licensees under certain of these agreements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)




                                                                                           DECEMBER 31,           JUNE 30,
                                                                                               1996                 1997
                                                                                         ----------------    -----------------
    ASSETS

    Current Assets:

      Cash and cash equivalents                                                           $      1,618         $       1,490
      Accounts receivable                                                                           17                    34
      Prepaid contract costs                                                                     3,871                 8,572
      Amount due from ORBCOMM Global, L.P.                                                       1,309                     0
                                                                                         ----------------    -----------------
        Total Current Assets                                                                     6,815                10,096

      Investments in affiliates                                                                 74,361                69,516
                                                                                         ----------------    -----------------
          TOTAL ASSETS                                                                    $     81,176         $      79,612
                                                                                         ================    =================

    LIABILITIES AND PARTNERS' CAPITAL

    Liabilities:

      Accounts payable and accrued expenses                                               $        899         $         562
      Deferred revenue                                                                           6,147                 8,636
                                                                                         ----------------    -----------------
        Total Current Liabilities                                                                7,046                 9,198

      Amount due to ORBCOMM Global, L.P.                                                             0                 2,477
                                                                                         ----------------    -----------------
        Total Liabilities                                                                        7,046                11,675

      Non-controlling interest in net assets
        of ORBCOMM International Partners, L.P.                                                   (823)               (1,472)

    Commitments and contingencies

    Partners' Capital:

      Teleglobe Mobile, L.P.                                                                    51,942                48,100
      TR (U.S.A.) Ltd.                                                                          22,486                20,823
      Teleglobe Mobile Investment Inc.                                                             525                   486
                                                                                         ----------------    -----------------
        Total Partners' Capital                                                                 74,953                69,409
                                                                                         ----------------    -----------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $     81,176         $      79,612
                                                                                         ================    =================


         (See accompanying notes to the condensed financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                            TOTAL
                                                                                                                         ACCUMULATED
                                                                                                                            DURING
                                                                                                                         DEVELOPMENT
                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED               STAGE
                                                              JUNE 30,                           JUNE 30,                  THROUGH
                                                 ---------------------------------   --------------------------------      JUNE 30,
                                                       1996              1997             1996             1997              1997
                                                 ---------------    --------------   --------------   ---------------   -----------
INCOME:

  Product sales                                   $           0      $          6      $         0     $         34      $      42


EXPENSES:

  Cost of product sales                                       0                 6                0               28             34
  Marketing, administrative and other expenses              641               769              799            1,393          5,041
                                                 ---------------    --------------   --------------   ---------------   -----------
    Total Expenses                                          641               775              799            1,421          5,075
                                                 ---------------    --------------   --------------   ---------------   -----------

    Losses from operations                                 (641)             (769)            (799)          (1,387)        (5,033)

OTHER INCOME AND EXPENSES

  Interest income (expense), net                            479                20              803               39          1,909
  Equity in losses of ORBCOMM Global, L.P.               (2,406)           (2,732)          (4,299)          (4,810)       (14,004)
  Non-controlling interest in losses
    of ORBCOMM International Partners, L.P.                 151               358              198              649          1,477
                                                 ---------------    --------------   --------------   ---------------   -----------

DEFICIENCY OF INCOME
 OVER EXPENSES                                    $      (2,417)     $     (3,123)     $    (4,097)    $     (5,509)     $ (15,651)
                                                 ===============    ==============   ==============   ===============   ===========





        (See accompanying notes to the condensed financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                       TOTAL
                                                                                                                     CASH FLOWS
                                                                                                                       DURING
                                                                                                                     DEVELOPMENT
                                                                                    SIX MONTHS ENDED                    STAGE
                                                                                         JUNE 30,                      THROUGH
                                                                            --------------------------------           JUNE 30,
                                                                               1996                  1997                1997
                                                                            ---------              ---------         -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Deficiency of income over expenses                                        $  (4,097)             $  (5,509)        $  (15,651)
  Adjustments to reconcile deficiency
   of income over expenses to net cash
   provided by (used in) operating activities:
  Equity in losses of ORBCOMM Global, L.P.                                      4,299                  4,810             14,004
  Non-controlling interest in losses of
   ORBCOMM International Partners, L.P.                                          (198)                  (649)            (1,477)
  Increase in accounts receivable                                                (108)                   (17)               (34)
  Increase in prepaid contract costs                                                0                 (4,701)            (8,572)
  Increase (decrease) in accounts payable
   and accrued expenses                                                           297                   (337)               562
  Increase in deferred revenue                                                      0                  2,489              8,636
                                                                            -----------            -----------       ------------
    Net cash provided by (used in) operating activities                           193                 (3,914)            (2,532)
                                                                            -----------            -----------       ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Investments in affiliates                                                   (24,430)                     0            (83,511)
  Decrease in amount due from ORBCOMM Global, L.P.                                  0                  1,309                  0
                                                                            -----------            -----------       ------------
    Net cash provided by (used in) investing activities                       (24,430)                 1,309            (83,511)
                                                                            -----------            -----------       ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Share of financing fees of ORBCOMM Global, L.P.                                   0                      0             (1,014)
  Increase in amount due to ORBCOMM Global, L.P.                                  254                  2,477              2,477
  Partners' contributions                                                      20,000                      0             86,065
  Non-controlling interest in net assets
   of ORBCOMM International Partners, L.P.                                          0                      0                  5
                                                                            -----------            -----------       ------------
    Net cash provided by financing activities                                  20,254                  2,477             87,533
                                                                            -----------            -----------       ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                                     (3,983)                  (128)             1,490

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          34,168                  1,618                  0
                                                                            -----------            -----------       ------------
CASH AND CASH EQUIVALENTS:
  End of period                                                             $  30,185              $   1,490         $    1,490
                                                                            ===========            ===========       ============

        (See accompanying notes to the condensed financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION

         Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of being a general and a limited partner in ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership providing international wireless data communications services using a low-Earth orbit satellite communications system ("the ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in ORBCOMM, which in turn holds a 98% interest in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through June 30, 1997. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of June 30, 1997, ORBCOMM International had a payable of $2.5 million to the Company, which is not currently payable (a receivable of $1.3 million that represented net cash out flow to the Company, as of December 31,
1996). The payable represents advance funding to support ORBCOMM International in establishing commercial and government markets outside the United States. ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International (each, a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997. As of June 30, 1997, ORBCOMM International had $8.6 million of prepaid contract costs that represent advance payments to these manufacturers ($3.9 million as of December 31, 1996). Total commitments remaining under these agreements approximate $14.0 million.


5.       SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed nine Service License Agreements ("SLAs") with international licensees ("International Licensees"), eight of which have associated gateway procurement contracts and software license agreements. These SLAs cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey and Central Asia, the Middle East, Korea, Japan, and a portion of South America and the Caribbean. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of June 30, 1997, under these agreements $8.6 million has been received and recorded as deferred revenue ($2.5 million during the three-month and six-month periods ended June 30, 1997; none during the same periods of 1996). ORBCOMM International is obligated to ship eight gateways to certain International Licensees under certain of these agreements.

                      ORBITAL COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                          DECEMBER 31,      JUNE 30,
                                                                              1996            1997
                                                                          ------------     ----------
ASSETS

Current Assets:

  Cash and cash equivalents                                                 $      142     $       79
  Accounts receivable                                                               29             54
                                                                            -----------    -----------
    Total Current Assets                                                           171            133

  Investments in affiliates                                                     67,667         63,682
                                                                            -----------    -----------
      TOTAL ASSETS                                                          $   67,838     $   63,815
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

  Accounts payable and accrued expenses                                     $      117     $      387
  Short-term debt                                                                  554            159
                                                                            -----------    -----------
    Total Current Liabilities                                                      671            546
  Due to affiliates                                                             78,728         81,178
                                                                            -----------    -----------
    Total Liabilities                                                           79,399         81,724

  Non-controlling interest in net assets of ORBCOMM USA, L.P.                   (1,894)        (3,080)

Commitments and contingencies

Stockholders' Deficit:

  Common stock, par value $0.01; 8,000,000 shares authorized;
  4,730,392 and 4,748,792 shares issued;
  4,679,620 and 4,698,020 shares outstanding                                        47             47
  Additional paid-in capital                                                       210            287
  Treasury stock                                                                  (155)          (736)
  Retained deficit                                                              (9,769)       (14,427)
                                                                            -----------    -----------
    Total Stockholders' Deficit                                                 (9,667)       (14,829)
                                                                            -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   67,838     $   63,815
                                                                            ===========    ===========

        (See accompanying notes to the condensed financial statements)

                      ORBITAL COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)




                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
                                                                      ------------------    ------------------
                                                                        1996      1997       1996       1997
                                                                      -------    -------    -------    -------
INCOME:

  Product sales                                                       $    49    $    12    $    49    $    62
  Service revenues                                                          2         11          2         19
                                                                      -------    -------    -------    -------
    Total Income                                                           51         23         51         81

EXPENSES:

  Cost of product sales                                                    48         70         48        142
  Marketing, administrative and other expenses                            684      1,116      1,211      1,798
                                                                      -------    -------    -------    -------
    Total Expenses                                                        732      1,186      1,259      1,940
                                                                      -------    -------    -------    -------

    Losses from operations                                               (681)    (1,163)    (1,208)    (1,859)

OTHER INCOME AND EXPENSES:

  Equity in losses of ORBCOMM Global, L.P.                             (2,208)    (2,409)    (3,891)    (3,985)
  Non-controlling interest in losses of ORBCOMM USA, L.P.                 349        565        606      1,186
                                                                      -------    -------    -------    -------
DEFICIENCY OF INCOME
 OVER EXPENSES                                                        $(2,540)   $(3,007)   $(4,493)   $(4,658)
                                                                      =======    =======    =======    =======

        (See accompanying notes to the condensed financial statements)

                      ORBITAL COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          1996             1997
                                                                        --------         --------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Deficiency of income over expenses                                    $ (4,493)        $(4,658)
  Adjustments to reconcile deficiency
    of income over expenses to net cash
    used in operating activities:
  Equity in losses of ORBCOMM Global, L.P.                                 3,891           3,985
  Non-controlling interest in losses of ORBCOMM USA, L.P.                   (606)         (1,186)
  Decrease (increase) in accounts receivable                                 848             (25)
  Increase in accounts payable and accrued expenses                          148             270
  Increase (decrease) in short-term debt                                     117            (395)
                                                                        ----------       ---------
    Net cash used in operating activities                                    (95)         (2,009)
                                                                        ----------       ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Investments in affiliates                                               (8,570)              0
                                                                        ----------       ---------
    Net cash used in investing activities                                 (8,570)              0
                                                                        ----------       ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees                            109              77
  Purchases of treasury stock                                                  0            (581)
  Net borrowings from affiliates                                           1,441           2,013
  Net borrowings from Orbital Sciences Corporation                         7,432             437
                                                                        ----------       ---------
    Net cash provided by financing activities                              8,982           1,946
                                                                        ----------       ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                                  317             (63)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          0             142
                                                                        ----------       ---------
CASH AND CASH EQUIVALENTS:
  End of Period                                                         $    317         $    79
                                                                        ==========       =========

        (See accompanying notes to the condensed financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION

         Orbital Communications Corporation ("OCC") is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). OCC and Teleglobe Mobile are each 50% General Partners in ORBCOMM, and ORBCOMM is a 98% General Partner in each of the two marketing partnerships. Additionally, OCC is a 2% direct General Partner in ORBCOMM USA, and Teleglobe Mobile is a 2% direct General Partner in ORBCOMM International. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         OCC obtains virtually all of its funding for operations and for its capital investments in the Company from Orbital via a non-interest bearing intercompany borrowing agreement. As of June 30, 1997 and December 31, 1996, OCC owed Orbital $75.2 million and $74.8 million, respectively, none of which is currently payable.

         As of June 30, 1997, ORBCOMM USA had a payable of $5.9 million ($3.6 million as of December 31, 1996) to the Company, none of which is currently payable, for amounts advanced to support ORBCOMM USA in establishing commercial and government markets in the United States. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.

4.       COMMITMENTS AND CONTINGENCIES

         On August 7, 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million senior unsecured notes due 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to the shareholders and/or partners of the guarantors.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, ORBCOMM Global, L.P. (the "Company" or "ORBCOMM") was formed by Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"). Each of OCC and Teleglobe Mobile acquired and currently owns a 50% interest in the Company, with Technology Resources Industries Bhd. (through TR (U.S.A.) Ltd.) now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International") (collectively, the "Marketing Partnerships"), with the exclusive right to market services using the Company's low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Company is a 98% General Partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the applicable Federal Communications Commission ("FCC") licenses (the "FCC Licenses") and the ORBCOMM System, consistent with FCC regulations.

     To date, OCC and Teleglobe Mobile have invested an aggregate of approximately $160.0 million in the ORBCOMM project. In addition, on August 7, 1996, the Company and ORBCOMM Global Capital Corp. ("Capital") completed a private placement (the "Old Notes Offering") of $170.0 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). In January 1997, all of the Old Notes were exchanged for notes that are substantially similar to the Old Notes, except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

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

     ORBCOMM USA pays to OCC an output capacity charge ("Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) located in the United States to be delivered to the Company pursuant to certain procurement agreements (the "System Assets"). In consideration of the construction and financing of the System Assets by the Company, OCC, in turn, pays to the Company a system charge that is a quarterly fee equal to the Output Capacity Charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues").

     ORBCOMM International pays to Teleglobe Mobile an international output capacity charge ("International Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant by the Company to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to the Company an international system charge that is a quarterly fee equal to the International Output Capacity Charge less 1.15% of Total Aggregate Revenues.

SERVICE ROLL-OUT

     The roll-out of ORCOMMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. The Company currently serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Orbital, the Company's satellite and launch services provider, has indicated that the first plane of eight satellites is currently planned to be launched on a Pegasus XL(R) launch vehicle during the fourth quarter of 1997, with the second plane of eight satellites currently planned to be launched within approximately two to three months after the launch of the first plane of eight satellites and the third plane of eight satellites currently planned to be launched within approximately two to three months after the launch of the second plane of eight satellites. Orbital has also indicated that the two additional satellites that are a secondary payload on a Taurus(R) launch vehicle are currently planned to be launched in approximately 60 to 90 days. Service outside the United States will be provided as international licensees ("International Licensees") receive regulatory approval and build network ground systems.

     To facilitate the introduction and development of commercial service, the Company procured several thousand subscriber communicators ("Subscriber Communicators") from certain of its Subscriber Communicator manufacturers. The Company believes that this inventory will be sufficient to support certain market sales activities through at least the end of 1997. By the third quarter of 1997, the Company also expects to complete construction of a new network control center that is designed to be capable of supporting the full constellation of ORBCOMM System satellites.

REVENUE

     Currently, during the period of commercial intermittent services, ORBCOMM USA is building an initial base of subscribers in the United States through value-added resellers ("Resellers"), who purchase ORBCOMM System services directly from ORBCOMM USA, and through direct sales activities.

     In the United States, service pricing is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally incorporates an initial registration charge, a recurring monthly charge for access to the ORBCOMM System and usage charges based on the customer's activity. In charging for registration, access and usage, the Company has developed pricing structures in the United States that suit the initial markets addressed by the existing two-satellite system. Additional pricing, including priority and other real time messaging pricing, will be developed as the full deployment of satellites in the ORBCOMM System occurs. It is likely that multiple pricing alternatives will be offered in the United States, including peak/off-peak, volume discounts and annual contract commitment options.

     The Company has a standard service license agreement ("Service License Agreement") for execution by International Licensees, who are responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fee in exchange for the exclusive right to market services using the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, an International Licensee is required to purchase a gateway ("Gateway") from ORBCOMM International or to share the U.S. Gateway or a closely located Gateway operated by another International Licensee.

     Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policies regarding competition.

OPERATING EXPENSES

     As discussed above, the Company owns and operates the assets, other than the FCC Licenses, that comprise the ORBCOMM System. Satellite-based communications systems are characterized by high up-front capital expenditures and relatively low marginal costs for providing service. Beginning in January 1996, the Company has been depreciating some of its assets, recording a depreciation charge in its statements of operations. Additionally, the Company incurs, and reports in its financial statements, engineering and other operating expenses associated with the actual operation of the ORBCOMM System.

RESULTS OF OPERATIONS - ORBCOMM

     The Company commenced commercial intermittent service in the United States on February 1, 1996 and has generated minimal revenues and negative cash flows to date. The Company's activities have focused primarily on the acquisition of regulatory approvals for operation of the ORBCOMM System, design, construction and deployment of its initial satellites and associated network systems, design and construction of additional satellites, execution of reseller agreements with domestic Resellers and Service License Agreements with International Licensees, identification of potential International Licensees in countries outside the United States, identification and authorization of Subscriber Communicator manufacturers and hiring of management and other key personnel.

     Income. In 1995, the Company received a non-refundable fee from a potential International Licensee. The Company recognized this non-refundable fee over the term of the relevant agreement. No such fees were received in earlier periods or during the six-month period ended June 30, 1997.

     In late 1994, the Company borrowed $5.0 million, which bears interest at 9.2% per annum, from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in August 1996, ORBCOMM closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds from the Old Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $3.1 million and $17,000 for the six months ended June 30, 1997 and 1996, respectively.

     Expenses. As discussed above, the Company is in its development stage and does not anticipate emerging from the development stage until mid-to late 1998. During the construction phase of the ORBCOMM System, the Company has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. ground segment procured from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense and revenue participation interest, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

     The Company incurred $2.8 million and $2.3 million of marketing, administrative and other expenses for the six months ended June 30, 1997 and 1996, respectively. The Company also incurred $3.4 million and $2.1 million of ORBCOMM System engineering expenses for the six months ended June 30, 1997 and 1996, respectively. The Company is capitalizing the portion of engineering direct labor costs that relates to hardware and system design, development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred $3.5 million and $3.0 million in ORBCOMM System depreciation expenses for the six months ended June 30, 1997 and 1996, respectively, as the ORBCOMM System became available for service in early 1996.

     Equity in losses of affiliates. The Company recognized its shares of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $3.7 and $1.6 million for the six months ended June 30, 1997 and 1996, respectively. Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service in 1996.

RESULTS OF OPERATIONS - ORBCOMM USA

     Income. In 1993, 1994 and 1995, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of $4.2 million from June 30, 1993 (date of inception) through September 30, 1995. The U.S. marketing service portion of the System Charge Agreement expired in 1995. During the first six months of 1997 and 1996, ORBCOMM USA recognized revenues relating to the provision of products and services of $81,000 and $51,000, respectively.

     Expenses. ORBCOMM USA incurred $2.4 million and $1.2 million of marketing and administrative expenses and $142,000 and $48,000 of cost of product sales for the six months ended June 30, 1997 and 1996, respectively (once the ORBCOMM System began operations). Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing costs of $4.2 million from June 30, 1993 (date of inception) through September 30, 1995.

RESULTS OF OPERATIONS - ORBCOMM INTERNATIONAL

     Expenses. ORBCOMM International incurred $1.3 million and $405,000 of marketing and administrative expenses for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, ORBCOMM International had $8.6 million of prepaid contract costs, which represent advance payments to certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997.

     Service License Agreements. ORBCOMM International has signed nine Service License Agreements with International Licensees, eight of which have associated Gateway procurement contracts and software license agreements. These Service License Agreements cover Canada, Europe, the Malaysian Region, a portion of North Africa, Turkey and Central Asia, the Middle East, Korea, Japan, and a portion of South America and the Caribbean. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of June 30, 1997, under these agreements, $8.6 million has been received and recorded as deferred revenue. ORBCOMM International is obligated to ship eight gateways to certain International Licensees under certain of these agreements. ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the Gateway procurement contracts is generally recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the six months ended June 30, 1997. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.

                              SUPPLEMENTAL DATA
                        SIX MONTHS ENDED JUNE 30, 1997
                                (IN THOUSANDS)

                                                             ORBCOMM             ORBCOMM             ELIMINATION
                                          ORBCOMM              USA            INTERNATIONAL            ENTRIES          TOTAL
                                      --------------        ----------        -------------          -----------      ---------
 Income(1)                            $          211        $       81        $        34            $   (170)        $     156
 Interest income (expense),
     net                                       3,062  (2)            0                  0                                 3,062
 Expenses                                      9,944  (3)        2,502              1,359                 170            13,635
 Losses before
    interest and taxes                        (9,733) (4)       (2,421)            (1,325)                              (13,479)
 Net loss                                     (6,671) (4)       (2,421)            (1,325)                              (10,417)
 Capital expenditures                         46,906  (5)            0                  0                                46,906

                              SUPPLEMENTAL DATA
                             AS OF  JUNE 30, 1997
                   (IN THOUSANDS, EXCEPT UNIT INFORMATION)


                                                                              ORBCOMM            ORBCOMM
                                                            ORBCOMM             USA           INTERNATIONAL           TOTAL
                                                          -------------     ---------         -------------         ----------
 Cash and cash equivalents                                $      37,959     $       0           $       0           $   37,959
 Mobile Communications
   Satellite System, net                                        213,448             0                   0              213,448
 Total debt                                                     172,786             0                   0              172,786
 Subscriber Communicators (units)                                     0           404                  85                  489
-----------------------

(1) As development-stage enterprises, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the six months ended June 30, 1997.

(2) Net of $416 of amortization of financing fees.

(3) Includes depreciation expenses of $3,491. Interest expense of $11,899 was capitalized for the six months ended June 30, 1997.

(4) Excludes equity in losses of affiliates of $3,671.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

LIQUIDITY AND CAPITAL RESOURCES

    The development of the Company's business, design, development and deployment of the ORBCOMM System satellites, and construction of the network control center and U.S. Gateway have resulted in substantial capital expenditures during the past several years. Capital expenditures by the Company were $223.1 million from June 30, 1993 (date of inception) to June 30, 1997. Capital expenditures for the six months ended June 30, 1997 and 1996 were $46.9 million and $28.9 million, respectively.

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

    The total cost of the construction and deployment of the ORBCOMM System is estimated to be approximately $258.0 million. Of this amount, approximately $202.0 million will be used for the satellite constellation, ground spares and launch services, approximately $30.0 million will be used for the U.S. ground segment, approximately $8.0 million will be used for insurance and approximately $18.0 million will be used for other costs. As of June 30, 1997, $223.1 million of this amount had been expended. To date, the Company's partners have invested approximately $160.0 million in the ORBCOMM project. Such equity investments, together with the proceeds of the Old Notes Offering, the MetLife Note and cash expected to be generated from operations, is expected to allow the Company to meet its financial obligations through at least the end of 1997. The Company believes that a portion of cash from operations through the end of 1997 will be generated through international license fees obtained by entering into Service License Agreements. The Company expects to continue to generate negative cash flows through all of 1998. The Company expects that its capital requirements in 1998 will be provided by cash flows from operations and other potential sources, consistent with the covenants contained in the indenture governing the Notes (the "Indenture"), including capital contributions, equity investments, credit facilities and/or operating lease arrangements. Under certain circumstances as specified in the Indenture, Orbital and Teleglobe have agreed to provide to the Company an aggregate amount not to exceed $30.0 million in capital contributions or debt financing expressly subordinated to the Notes.

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

    There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the ORBCOMM Partnership Agreement in the amount of 40%, multiplied by the lesser of (a) such partners' distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture. To the extent that such requirements are met and the partners receive additional cash distributions from the Company beyond those required by the ORBCOMM Partnership Agreement, this could negatively impact the Company's liquidity.

LOAN AGREEMENT WITH METLIFE CAPITAL CORPORATION

    Under the terms of the MetLife Note, MetLife loaned $5.0 million to the Company, and in connection therewith the Company granted to MetLife a security interest in certain equipment of the Company. The MetLife Note is guaranteed by Orbital. As of June 30, 1997, $2.8 million was outstanding under the MetLife Note. The Notes rank pari passu in right and priority of payment with the MetLife Note, except to the extent of the collateral securing such MetLife Note.

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

                                        ORBCOMM GLOBAL, L.P.


Date:    August 14, 1997                By:   /s/  ALAN L. PARKER
                                              ---------------------------
                                              Alan L. Parker
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:    August 14, 1997                By:   /s/  W. BARTLETT SNELL
                                              ---------------------------
                                              W. Bartlett Snell
                                              Senior Vice President, Finance and
                                              Administration and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)



                                        ORBCOMM GLOBAL CAPITAL
                                        CORP.


Date:    August 14, 1997                By:   /s/  ALAN L. PARKER
                                              ---------------------------
                                              Alan L. Parker
                                              President
                                              (Principal Executive Officer)

Date:    August 14, 1997                By:   /s/  W. BARTLETT SNELL
                                              ---------------------------
                                              W. Bartlett Snell
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.


                    EXHIBIT NO.            DESCRIPTION
                    -----------            -----------------------------------------------------------
                       27                  Financial Data Schedule (such schedule is furnished for
                                           the information of the Securities and Exchange
                                           Commission and is not to be deemed "filed" as part of
                                           the Form 10-Q, or otherwise subject to the liabilities
                                           of Section 18 of the Securities Exchange Act of 1934.)
                                           (Transmitted herewith.)