Form 10-Q
period 1997-09-30
ORBCOMM GLOBAL L P
filed 1997-11-14
CIK 1021649

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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

                   YES  X                              NO
                        -                                 --

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)


                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                1997             1996
                                                           -------------      ------------
ASSETS

Current Assets:

      Cash and cash equivalents                               $  28,419        $  56,870
      Investments                                                38,818           55,522
      Inventory                                                   3,901            1,751
                                                              ---------        ---------
           Total Current Assets                                  71,138          114,143

      Investments                                                     0           42,360
      Mobile Communications Satellite System,
       net of accumulated depreciation                          230,590          170,034
      Other assets, net                                           5,736            6,138
      Investments in and advances to affiliates                    (924)          (3,166)
                                                              ---------        ---------
                TOTAL ASSETS                                  $ 306,540        $ 329,509
                                                              =========        =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Current portion of long-term debt                       $   1,062        $     991
      Accounts payable and accrued expenses                      14,236           18,298
                                                              ---------        ---------
           Total Current Liabilities                             15,298           19,289
      Long-term debt                                            171,472          172,278
                                                              ---------        ---------
           Total Liabilities                                    186,770          191,567

Commitments and contingencies

Partners' Capital:

      Teleglobe Mobile Partners                                  64,510           73,596
      Orbital Communications Corporation                         55,260           64,346
                                                              ---------        ---------
           Total Partners' Capital                              119,770          137,942
                                                              ---------        ---------

                TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 306,540        $ 329,509
                                                              =========        =========




         (See accompanying notes to the condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                              TOTAL
                                                                                                          ACCUMULATED
                                                                                                            DURING
                                                                                                          DEVELOPMENT
                                               THREE MONTHS ENDED            NINE MONTHS ENDED               STAGE
                                                  SEPTEMBER 30,                 SEPTEMBER 30,               THROUGH
                                           ------------------------        ------------------------      SEPTEMBER 30,
                                             1997             1996           1997            1996            1997
                                           --------        --------        --------        --------        --------
INCOME:

      Product sales                        $    136        $    150        $    343        $    205        $    611
      Distribution fees                           0               0               0               0           1,000
      Other                                       2               0               6               0              58
                                           --------        --------        --------        --------        --------
           Total Income                         138             150             349             205           1,669

EXPENSES:

      Cost of product sales                     136             150             343             205             611
      Depreciation                            1,854           1,643           5,345           4,579          11,543
      Engineering expenses                    2,445           1,392           5,858           3,477          11,311
      Marketing, administrative and
        other expenses                        2,595           1,871           5,428           4,146          12,420
                                           --------        --------        --------        --------        --------
           Total Expenses                     7,030           5,056          16,974          12,407          35,885
                                           --------        --------        --------        --------        --------
           Losses from operations            (6,892)         (4,906)        (16,625)        (12,202)        (34,216)

OTHER INCOME AND EXPENSES:

      Interest income (expense), net            979           1,096           4,041           1,007           7,654
      Equity in losses of affiliates         (1,853)         (1,250)         (5,524)         (2,860)        (10,980)
                                           --------        --------        --------        --------        --------
DEFICIENCY OF INCOME
  OVER EXPENSES                            $ (7,766)       $ (5,060)       $(18,108)       $(14,055)       $(37,542)
                                           ========        ========        ========        ========        ========



         (See accompanying notes to the condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                           TOTAL
                                                                                                        CASH FLOWS
                                                                                                          DURING
                                                                                                        DEVELOPMENT
                                                                              NINE MONTHS ENDED            STAGE
                                                                                SEPTEMBER 30,             THROUGH
                                                                         ---------------------------    SEPTEMBER 30,
                                                                             1997           1996           1997
                                                                         ----------       ----------   ---------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
      Deficiency of income over expenses                                 $ (18,108)       $ (14,055)       $ (37,542)
      ADJUSTMENTS TO RECONCILE DEFICIENCY
       OF INCOME OVER EXPENSES TO NET CASH
       USED IN OPERATING ACTIVITIES:
      Depreciation                                                           5,345            4,579           11,543
      Amortization of financing fees                                           625              106              931
      Equity in losses of affiliates                                         5,524            2,860           10,980
      Increase in receivables                                                 (302)          (1,034)          (1,572)
      Increase in inventory                                                 (2,150)            (700)          (3,901)
      (Decrease) increase in accounts payable and accrued expenses          (4,062)           3,732           14,236
                                                                         ---------        ---------        ---------
           NET CASH USED IN OPERATING ACTIVITIES                           (13,128)          (4,512)          (5,325)
                                                                         ---------        ---------        ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
      Capital expenditures                                                 (65,901)         (49,492)        (242,133)
      Increase in advances to affiliates                                    (7,768)          (2,760)         (10,038)
      Purchase of investments                                              (39,660)        (132,473)        (176,192)
      Proceeds from sale of investments                                     98,964                0          138,971
                                                                         ---------        ---------        ---------
           NET CASH USED IN INVESTING ACTIVITIES                           (14,365)        (184,725)        (289,392)
                                                                         ---------        ---------        ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Net proceeds from issuance of long-term debt                               0          164,475          169,475
      Repayment of long-term debt                                             (735)            (671)          (2,465)
      Partners' contributions                                                    0           62,733          159,800
      Financing fees paid                                                     (223)            (661)          (3,674)
                                                                         ---------        ---------        ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (958)         225,876          323,136
                                                                         ---------        ---------        ---------
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                                 (28,451)          36,639           28,419

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                   56,870            1,784                0
                                                                         ---------        ---------        ---------
CASH AND CASH EQUIVALENTS:
      End of period                                                      $  28,419        $  38,423        $  28,419
                                                                         =========        =========        =========
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
      Interest paid                                                      $  23,531        $     268        $  24,304
                                                                         =========        =========        =========



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


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through September 30, 1997.
These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage enterprise through, and anticipates a net loss for, fiscal year 1997.


3.       RELATED PARTY TRANSACTIONS

         The Company paid Orbital $35.2 million and $41.8 million for the nine months ended September 30, 1997 and 1996, respectively, and approximately $153.0 million for the period June 30, 1993 (date of inception) through December 31, 1996. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the initial portion of the ORBCOMM System), the ORBCOMM System Procurement Agreement (for, among other things, the additional satellites comprising the ORBCOMM System) and the Administrative Services Agreement (for the provision of ongoing administrative support to the Company).


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

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)




4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On the closing of the offering of the Old Notes, the Company used $44.8 million of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $23.3 million was used to pay interest that was due on the Notes on February 15, and August 15, 1997.

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

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1997           1996
                                                             ------------    ------------
 ASSETS

 Current Assets:

       Cash and cash equivalents                               $     0        $     0
       Accounts receivable                                          43             54
                                                               -------        -------
                  TOTAL ASSETS                                 $    43        $    54
                                                               =======        =======

 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:

       Accounts payable and accrued expenses                   $   533        $   342
                                                               -------        -------
            Total Current Liabilities                              533            342

       Amount due to ORBCOMM Global, L.P.                        6,880          3,578
                                                               -------        -------
            Total Liabilities                                    7,413          3,920

 Commitments and contingencies

 Partners' Capital:

       ORBCOMM Global, L.P.                                     (7,223)        (3,789)
       Orbital Communications Corporation                         (147)           (77)
                                                               -------        -------
            Total Partners' Capital                             (7,370)        (3,866)
                                                               -------        -------

                 TOTAL LIABILITIES AND PARTNERS' CAPITAL       $    43        $    54
                                                               =======        =======



         (See accompanying notes to the condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                            TOTAL
                                                                                                         ACCUMULATED
                                                                                                           DURING
                                                                                                        DEVELOPMENT
                                                THREE MONTHS ENDED            NINE MONTHS ENDED             STAGE
                                                  SEPTEMBER 30,                 SEPTEMBER 30,              THROUGH
                                           -------------------------     --------------------------      SEPTEMBER 30,
                                              1997           1996            1997            1996            1997
                                           ---------       ---------     ----------        --------      -------------
 INCOME:

       Product sales                       $     11        $    153        $     73        $    202        $    302
       Contract revenues                          0               0               0               0           4,203
       Service revenues                          11               1              30               3              41
                                           --------        --------        --------        --------        --------
            Total Income                         22             154             103             205           4,546

 EXPENSES:

       Cost of product sales                     98             144             240             192             502
       Marketing, administrative and
         other expenses                       1,007             800           3,367           2,041          11,424
                                           --------        --------        --------        --------        --------
            Total Expenses                    1,105             944           3,607           2,233          11,926
                                           --------        --------        --------        --------        --------

 DEFICIENCY OF INCOME
    OVER EXPENSES                          $ (1,083)       $   (790)       $ (3,504)       $ (2,028)       $ (7,380)
                                           ========        ========        ========        ========        ========



         (See accompanying notes to the condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STATE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                              TOTAL
                                                                                           CASH FLOWS
                                                                                             DURING
                                                                                           DEVELOPMENT
                                                                  NINE MONTHS ENDED           STAGE
                                                                    SEPTEMBER 30,            THROUGH
                                                               -----------------------     SEPTEMBER 30,
                                                                 1997           1996           1997
                                                               --------       --------     -------------
 CASH FLOWS FROM
  OPERATING ACTIVITIES:
       Deficiency of income over expenses                      $(3,504)       $(2,028)       $(7,380)
       ADJUSTMENTS TO RECONCILE DEFICIENCY
        OF INCOME OVER EXPENSES TO NET CASH
        USED IN OPERATING ACTIVITIES:
       Increase (decrease) in accounts receivable                   11           (160)           (43)
       Increase in accounts payable and accrued expenses           191             82            533
                                                               -------        -------        -------
            NET CASH USED IN OPERATING ACTIVITIES               (3,302)        (2,106)        (6,890)
                                                               -------        -------        -------

 CASH FLOWS FROM
  FINANCING ACTIVITIES:
       Increase in amount due to ORBCOMM Global, L.P.            3,302          2,130          6,880
       Partners' contributions                                       0              0             10
                                                               -------        -------        -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES            3,302          2,130          6,890
                                                               -------        -------        -------
 NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        0             24              0

 CASH AND CASH EQUIVALENTS:
       Beginning of period                                           0             10              0
                                                               -------        -------        -------
 CASH AND CASH EQUIVALENTS:
       End of period                                           $     0        $    34        $     0
                                                               =======        =======        =======



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


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through September 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of September 30, 1997, ORBCOMM USA had a payable of $6.9 million ($3.6 million as of December 31, 1996) to the Company, none of which is currently payable, for amounts advanced to support ORBCOMM USA in establishing commercial and government markets in the United States. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


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

                    ORBCOMM INTERNATIONAL PARTNERS, L.P.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1997             1996
                                                            -------------    ------------
ASSETS

Current Assets:

      Cash and cash equivalents                               $      0        $      0
      Accounts receivable                                           35              15
      Prepaid contract costs                                    13,268           3,871
      Amount due from ORBCOMM Global, L.P.                           0           1,309
                                                              --------        --------
                TOTAL ASSETS                                  $ 13,303        $  5,195
                                                              ========        ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Accounts payable and accrued expenses                   $  3,692        $    729
      Deferred revenue                                          10,269           6,147
                                                              --------        --------
           Total Current Liabilities                            13,961           6,876

      Amount due to ORBCOMM Global, L.P.                         3,156               0
                                                              --------        --------
           Total Liabilities                                    17,117           6,876

Commitments and contingencies

Partners' Capital:

      ORBCOMM Global, L.P.                                      (3,737)         (1,647)
      Teleglobe Mobile Partners                                    (77)            (34)
                                                              --------        --------
           Total Partners' Capital                              (3,814)         (1,681)
                                                              --------        --------

                TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 13,303        $  5,195
                                                              ========        ========



         (See accompanying notes to the condensed financial statements)

                    ORBCOMM INTERNATIONAL PARTNERS, L.P.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)


                                                                                                       TOTAL
                                                                                                    ACCUMULATED
                                                                                                      DURING
                                                                                                    DEVELOPMENT
                                            THREE MONTHS ENDED            NINE MONTHS ENDED            STAGE
                                               SEPTEMBER 30,                SEPTEMBER 30,             THROUGH
                                          -----------------------       -----------------------     SEPTEMBER 30,
                                             1997          1996           1997           1996           1997
                                          ---------      --------       --------       --------     -------------
INCOME:

      Product sales                       $    20        $     4        $    54        $     4        $    62

EXPENSES:

      Cost of product sales                    40              4             68              4             75
      Marketing, administrative and
        other expenses                        788            485          2,119            890          3,811
                                          -------        -------        -------        -------        -------
           Total Expenses                     828            489          2,187            894          3,886
                                          -------        -------        -------        -------        -------

DEFICIENCY OF INCOME
 OVER EXPENSES                            $  (808)       $  (485)       $(2,133)       $  (890)       $(3,824)
                                          =======        =======        =======        =======        =======



         (See accompanying notes to the condensed financial statements)

                    ORBCOMM INTERNATIONAL PARTNERS, L.P.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)


                                                                                               TOTAL
                                                                                             CASH FLOWS
                                                                                               DURING
                                                                                            DEVELOPMENT
                                                                 NINE MONTHS ENDED             STAGE
                                                                    SEPTEMBER 30,             THROUGH
                                                              -------------------------     SEPTEMBER 30,
                                                                 1997            1996           1997
                                                              ---------       ---------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
      Deficiency of income over expenses                      $ (2,133)       $   (890)       $ (3,824)
      ADJUSTMENTS TO RECONCILE DEFICIENCY
       OF INCOME OVER EXPENSES TO NET CASH
       USED IN OPERATING ACTIVITIES:
      Increase in accounts receivable                              (20)            (11)            (35)
      Increase in prepaid contract costs                        (9,397)              0         (13,268)
      Increase in accounts payable and accrued expenses          2,963             288           3,692
      Increase in deferred revenue                               4,122               0          10,269
                                                              --------        --------        --------
           NET CASH USED IN OPERATING ACTIVITIES                (4,465)           (613)         (3,166)
                                                              --------        --------        --------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
      Decrease in amount due from ORBCOMM Global, L.P.           1,309               0               0
                                                              --------        --------        --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES             1,309               0               0
                                                              --------        --------        --------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Increase in amount due to ORBCOMM Global, L.P.             3,156             631           3,156
      Partners' contributions                                        0               0              10
                                                              --------        --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             3,156             631           3,166
                                                              --------        --------        --------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                         0              18               0

CASH AND CASH EQUIVALENTS:
      Beginning of period                                            0              10               0
                                                              --------        --------        --------
CASH AND CASH EQUIVALENTS:
      End of period                                           $      0        $     28        $      0
                                                              ========        ========        ========



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


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through September 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of September 30, 1997, ORBCOMM International had a payable of $3.2 million to the Company, which is not currently payable (a receivable of $1.3 million that represented net cash out flow to the Company as of December 31,
1996). The payable represents advance funding to support ORBCOMM International in establishing commercial and government markets outside the United States. ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


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

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997. As of September 30, 1997, ORBCOMM International had $13.3 million of prepaid contract costs of which $8.8 million represent advance payments to these manufacturers ($3.9 million as of December 31, 1996). Total commitments under these manufacturing agreements approximate $18.0 million.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)




5.       SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed ten Service License Agreements ("SLAs") with international licensees ("International Licensees"), nine of which have associated gateway procurement contracts and software license agreements. These SLAs cover Canada, Europe, the Malaysian Region, the northwest region of North Africa, Turkey and South Central Asia, the Middle East, Korea, Japan, the Philippines, and a portion of South America and the Caribbean. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of September 30, 1997, under these agreements $10.3 million has been received and recorded as deferred revenue ($6.1 million as of December 31, 1996). ORBCOMM International is obligated to ship nine gateways to certain International Licensees under certain of these agreements.

                     ORBITAL COMMUNICATIONS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)



                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                           1997            1996
                                                                      -------------     ------------
ASSETS

Current Assets:

      Cash and cash equivalents                                         $     77        $    142
      Accounts receivable                                                     43              29
                                                                        --------        --------
           Total Current Assets                                              120             171

      Investments in affiliates                                           60,330          67,667
                                                                        --------        --------
                TOTAL ASSETS                                            $ 60,450        $ 67,838
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

      Accounts payable and accrued expenses                             $    533        $    117
      Short-term debt                                                        161             554
                                                                        --------        --------
           Total Current Liabilities                                         694             671
      Due to affiliates                                                   82,048          78,728
                                                                        --------        --------
           Total Liabilities                                              82,742          79,399

      Non-controlling interest in net assets of ORBCOMM USA, L.P.         (3,611)         (1,894)

Commitments and contingencies

Stockholders' Deficit:

      Common stock, par value $0.01; 8,000,000 shares authorized;
      4,730,392 and 4,751,292 shares issued;
      4,679,620 and 4,700,520 shares outstanding                              47              47
      Additional paid-in capital                                             350             210
      Treasury stock                                                        (736)           (155)
      Retained deficit                                                   (18,342)         (9,769)
                                                                        --------        --------
           Total Stockholders' Deficit                                   (18,681)         (9,667)
                                                                        --------        --------

                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 60,450        $ 67,838
                                                                        ========        ========



         (See accompanying notes to the condensed financial statements)

                     ORBITAL COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)



                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ----------------------        ----------------------
                                                                      1997           1996           1997          1996
                                                                    --------       -------        -------        -------
INCOME:

      Product sales                                                 $    11        $   153        $    73        $   202
      Service revenues                                                   11              1             30              3
                                                                    -------        -------        -------        -------
           Total Income                                                  22            154            103            205

EXPENSES:

      Cost of product sales                                              98            144            240            192
      Marketing, administrative and other expenses                    1,018            828          2,816          2,039
                                                                    -------        -------        -------        -------
           Total Expenses                                             1,116            972          3,056          2,231

           Losses from operations                                    (1,094)          (818)        (2,953)        (2,026)

OTHER INCOME AND EXPENSES:

      Equity in losses of ORBCOMM Global, L.P.                       (3,352)        (2,142)        (7,337)        (6,033)
      Non-controlling interest in losses of ORBCOMM USA, L.P.           531            388          1,717            994
                                                                    -------        -------        -------        -------

DEFICIENCY OF INCOME
 OVER EXPENSES                                                      $(3,915)       $(2,572)       $(8,573)       $(7,065)
                                                                    =======        =======        =======        =======


         (See accompanying notes to the condensed financial statements)

                     ORBITAL COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                            1997            1996
                                                                         ---------       ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
      Deficiency of income over expenses                                 $ (8,573)       $ (7,065)
      ADJUSTMENTS TO RECONCILE DEFICIENCY
        OF INCOME OVER EXPENSES TO NET CASH
        USED IN OPERATING ACTIVITIES:
      Equity in losses of ORBCOMM Global, L.P.                              7,337           6,033
      Non-controlling interest in losses of ORBCOMM USA, L.P.              (1,717)           (994)
      (Increase) decrease in accounts receivable                              (14)            779
      Increase (decrease) in accounts payable and accrued expenses             23             (22)
                                                                         --------        --------
           NET CASH USED IN OPERATING ACTIVITIES                           (2,944)         (1,269)
                                                                         --------        --------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
      Investments in affiliates                                                 0         (12,958)
                                                                         --------        --------
           NET CASH USED IN INVESTING ACTIVITIES                                0         (12,958)
                                                                         --------        --------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Proceeds from sale of common stock to employees                         140             110
      Purchases of treasury stock                                            (581)              0
      Net borrowings from affiliates                                        2,946           2,474
      Net borrowings from Orbital Sciences Corporation                        374          11,843
                                                                         --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,879          14,427
                                                                         --------        --------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                                   (65)            200

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                     142               0
                                                                         --------        --------
CASH AND CASH EQUIVALENTS:
      End of Period                                                      $     77        $    200
                                                                         ========        ========



         (See accompanying notes to the condensed financial statements)

                     ORBITAL COMMUNICATIONS CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.       ORGANIZATION

         Orbital Communications Corporation ("OCC") is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). OCC and Teleglobe Mobile are each 50% General Partners in ORBCOMM, and ORBCOMM is a 98% General Partner in each of the two marketing partnerships. Additionally, OCC is a 2% General Partner in ORBCOMM USA, and Teleglobe Mobile is a 2% General Partner in ORBCOMM International. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. Consequently OCC consolidates the financial results of ORBCOMM USA.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         OCC obtains virtually all of its funding for operations and for its capital investments in the Company from Orbital via a non-interest bearing intercompany borrowing agreement. As of September 30, 1997 and December 31, 1996, OCC owed Orbital $75.2 million and $74.8 million, respectively, none of which is currently payable.

         As of September 30, 1997, ORBCOMM USA had a payable of $6.9 million ($3.6 million as of December 31, 1996) to the Company, none of which is currently payable, for amounts advanced to support ORBCOMM USA in establishing commercial and government markets in the United States. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         On August 7, 1996, the Company and ORBCOMM Global Capital Corp. issued $170.0 million senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.).

                          TELEGLOBE MOBILE PARTNERS
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS; UNAUDITED)



                                                          SEPTEMBER 30,      DECEMBER 31,
                                                               1997              1996
                                                          -------------      ------------
ASSETS

Current Assets:

      Cash and cash equivalents                               $  1,494        $  1,618
      Accounts receivable                                           39              17
      Prepaid contract costs                                    13,268           3,871
      Amount due from ORBCOMM Global, L.P.                           0           1,309
                                                              --------        --------
           Total Current Assets                                 14,801           6,815

      Investments in affiliates                                 65,916          74,361
                                                              --------        --------
                TOTAL ASSETS                                  $ 80,717        $ 81,176
                                                              ========        ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Accounts payable and accrued expenses                   $  3,773        $    899
      Deferred revenue                                          10,269           6,147
                                                              --------        --------
           Total Current Liabilities                            14,042           7,046

      Amount due to ORBCOMM Global, L.P.                         3,156               0
                                                              --------        --------
           Total Liabilities                                    17,198           7,046

      Non-controlling interest in net assets
        of ORBCOMM International Partners, L.P.                 (1,869)           (823)

Commitments and contingencies

Partners' Capital:

      Teleglobe Mobile, L.P.                                    45,314          51,942
      TR (U.S.A.) Ltd.                                          19,616          22,486
      Teleglobe Mobile Investment Inc.                             458             525
                                                              --------        --------
           Total Partners' Capital                              65,388          74,953
                                                              --------        --------

                TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 80,717        $ 81,176
                                                              ========        ========



         (See accompanying notes to the condensed financial statements)

                          TELEGLOBE MOBILE PARTNERS
                      (A DEVELOPMENT STAGE ENTERPRISE)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS; UNAUDITED)



                                                                                                                        TOTAL
                                                                                                                      ACCUMULATED
                                                                                                                        DURING
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED         DEVELOPMENT
                                                               SEPTEMBER 30,                   SEPTEMBER 30,         STAGE THROUGH
                                                         ------------------------        -------------------------    SEPTEMBER 30,
                                                            1997           1996             1997            1996           1997
                                                         ---------       --------        ---------       ---------   --------------
INCOME:
      Product sales                                      $     20        $      4        $     54        $      4        $     62

EXPENSES:
      Cost of product sales                                    40               4              68               4              74
      Marketing, administrative and other expenses            817             503           2,210           1,302           5,858
                                                         --------        --------        --------        --------        --------
           Total Expenses                                     857             507           2,278           1,306           5,932
                                                         --------        --------        --------        --------        --------

           Losses from operations                            (837)           (503)         (2,224)         (1,302)         (5,870)

OTHER INCOME AND EXPENSES:
      Interest income (expense), net                           19              81              58             884           1,928
      Equity in losses of ORBCOMM Global, L.P.             (3,604)         (2,292)         (8,414)         (6,591)        (17,608)
      Non-controlling interest in losses
        of ORBCOMM International Partners, L.P.               397             238           1,046             436           1,874
                                                         --------        --------        --------        --------        --------
DEFICIENCY OF INCOME
 OVER EXPENSES                                           $ (4,025)       $ (2,476)       $ (9,534)       $ (6,573)       $(19,676)
                                                         ========        ========        ========        ========        ========




         (See accompanying notes to the condensed financial statements)

                          TELEGLOBE MOBILE PARTNERS
                      (A DEVELOPMENT STAGE ENTERPRISE)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS; UNAUDITED)


                                                                                                      TOTAL
                                                                                                    CASH FLOWS
                                                                                                      DURING
                                                                         NINE MONTHS ENDED         DEVELOPMENT
                                                                            SEPTEMBER 30,         STAGE THROUGH
                                                                     -------------------------     SEPTEMBER 30,
                                                                        1997            1996           1997
                                                                     ---------       ---------    --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
      Deficiency of income over expenses                             $ (9,534)       $ (6,573)       $(19,676)
      ADJUSTMENTS TO RECONCILE DEFICIENCY
        OF INCOME OVER EXPENSES TO NET CASH
        USED IN OPERATING ACTIVITIES:
      Equity in losses of ORBCOMM Global, L.P.                          8,414           6,591          17,608
      Non-controlling interest in losses of
       ORBCOMM International Partners, L.P.                            (1,046)           (436)         (1,874)
      Increase in accounts receivable                                     (22)            (12)            (39)
      Increase in prepaid contract costs                               (9,397)              0         (13,268)
      Increase in accounts payable and accrued expenses                 2,874              38           3,773
      Increase in deferred revenue                                      4,122               0          10,269
                                                                     --------        --------        --------
           NET CASH USED IN OPERATING ACTIVITIES                       (4,589)           (392)         (3,207)
                                                                     --------        --------        --------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
      Investments in affiliates                                             0         (49,780)        (84,525)
      Decrease in amount due from ORBCOMM Global, L.P.                  1,309               0               0
                                                                     --------        --------        --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          1,309         (49,780)        (84,525)
                                                                     --------        --------        --------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Increase in amount due to ORBCOMM Global, L.P.                    3,156             631           3,156
      Partners' contributions                                               0          17,000          86,065
      Non-controlling interest in net assets
       of ORBCOMM International Partners, L.P.                              0               0               5
                                                                     --------        --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,156          17,631          89,226
                                                                     --------        --------        --------

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                               (124)        (32,541)          1,494

CASH AND CASH EQUIVALENTS:
      Beginning of period                                               1,618          34,168               0
                                                                     --------        --------        --------
CASH AND CASH EQUIVALENTS:
      End of period                                                  $  1,494        $  1,627        $  1,494
                                                                     ========        ========        ========



         (See accompanying notes to the condensed financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       ORGANIZATION

         Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of being a general and a limited partner in ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership providing international wireless data communications services using a low-Earth orbit satellite communications system ("the ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in ORBCOMM, which in turn holds a 98% interest in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%. Consequently the Partnership consolidates the financial results of ORBCOMM International.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996, and the period from June 30, 1993 (date of inception) through September 30, 1997. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of September 30, 1997, ORBCOMM International had a payable of $3.2 million to the Company, which is not currently payable (a receivable of $1.3 million that represented net cash out flow to the Company as of December 31,
1996). The payable represents advance funding to support ORBCOMM International in establishing commercial and government markets outside the United States. ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from the Company.


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

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997. As of September 30, 1997, ORBCOMM International had $13.3 million of prepaid contract costs of which $8.8 million represent advance payments to these manufacturers ($3.9 million as of December 31, 1996). Total commitments under these manufacturing agreements approximate $18.0 million.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)




5.       SERVICE LICENSE AGREEMENTS

         ORBCOMM International has signed ten Service License Agreements ("SLAs") with international licensees ("International Licensees"), nine of which have associated gateway procurement contracts and software license agreements. These SLAs cover Canada, Europe, the Malaysian Region, the northwest region of North Africa, Turkey and South Central Asia, the Middle East, Korea, Japan, the Philippines, and a portion of South America and the Caribbean. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of September 30, 1997, under these agreements $10.3 million has been received and recorded as deferred revenue ($6.1 million as of December 31, 1996). ORBCOMM International is obligated to ship nine gateways to certain International Licensees under certain of these agreements.

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


SERVICE ROLL-OUT

  The roll-out of ORCOMMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. The Company currently serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and position determination applications. As additional satellites are added to the existing two satellites for a planned constellation of up to 28 satellites, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Orbital, the Company's satellite and launch services provider, has indicated that the first plane of eight satellites is currently planned to be launched on a Pegasus XL(R) launch vehicle during the fourth quarter of 1997, with the second plane of eight satellites currently planned to be launched within approximately two to three months after the launch of the first plane of eight satellites and the third plane of eight satellites currently planned to be launched within approximately two to three months after the launch of the second plane of eight satellites. The two additional satellites that are a secondary payload on a Taurus(R) launch vehicle are currently at the launch site and Orbital has indicated that they are planned to be launched in the next several months. Service outside the United States will be provided as international licensees ("International Licensees") receive regulatory approval and build network ground systems.

  To facilitate the introduction and development of commercial service, the Company procured several thousand subscriber communicators ("Subscriber Communicators") from certain of its Subscriber Communicator manufacturers. The Company believes that this inventory will be sufficient to support certain market sales activities through the first half of 1998. In the third quarter of 1997, the Company completed construction of a new network control center that is designed to support the full constellation of ORBCOMM System satellites.


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

  The Company has a service license agreement ("Service License Agreement") for execution by International Licensees, who are responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fee in exchange for the exclusive right to market services using the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, an International Licensee is generally required to purchase a gateway ("Gateway") from ORBCOMM International or to share the U.S. Gateway or a closely located Gateway operated by another International Licensee.

  Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policies regarding competition.

OPERATING EXPENSES

  As discussed above, the Company owns and operates the assets, other than the FCC Licenses, that comprise the ORBCOMM System. Satellite-based communications systems are characterized by high up-front capital expenditures and relatively low marginal costs for providing service. Beginning in January 1996, the Company has been depreciating some of its assets, recording a depreciation charge in its statements of operations. Additionally, the Company incurs, and reports in its financial statements, engineering, marketing, administrative and other operating expenses associated with the actual operation of the ORBCOMM System. The Company expects engineering, marketing and administrative expenses to increase as a percentage of operating income for the balance of 1997 as a result of the continued increase in the number of employees.


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

  Income. In 1995, the Company received a non-refundable fee from a potential International Licensee. The Company recognized this non-refundable fee over the term of the relevant agreement. No such fees were received in earlier periods or during the nine-month period ended September 30, 1997.

  In late 1994, the Company borrowed $5.0 million, which bears interest at 9.2% per annum, from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in August 1996, ORBCOMM closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds from the Old Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $4.0 million and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively. The Company does not expect any material increase in revenues to occur until additional planes of satellites in its constellation have been deployed.

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

  The Company incurred $5.4 million and $4.1 million of marketing, administrative and other expenses for the nine months ended September 30, 1997 and 1996, respectively. The Company also incurred $5.8 million and $3.5 million of ORBCOMM System engineering expenses for the nine months ended September 30, 1997 and 1996, respectively. The Company is capitalizing the portion of engineering direct labor costs ($3.0 million for the nine months ended September 30, 1997) that relates to hardware and system design, development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred $5.3 million and $4.6 million in ORBCOMM System depreciation expenses for the nine months ended September 30, 1997 and 1996, respectively, as the ORBCOMM System became available for service in early 1996. Expenses as a percentage of revenues have increased in 1997 and the Company expects expenses as a percentage of revenues to continue to increase until additional planes of satellites in its constellation have been deployed.

  Equity in losses of affiliates. The Company recognized its shares of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $5.5 and $2.8 million for the nine months ended September 30, 1997 and 1996, respectively. Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service commencing in 1996.


RESULTS OF OPERATIONS - ORBCOMM USA

  Income. In 1993, 1994 and 1995, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of $4.2 million from June 30, 1993 (date of inception) through September 30, 1995. The U.S. marketing service portion of the System Charge Agreement expired in 1995. During the first nine months of 1997 and 1996, ORBCOMM USA recognized revenues relating to the provision of products and services of approximately $103,000 and approximately $205,000, respectively.

  Expenses. ORBCOMM USA incurred $3.4 million and $2.0 million of marketing and administrative expenses and approximately $240,000 and approximately $192,000 of cost of product sales for the nine months ended September 30, 1997 and 1996, respectively (once the ORBCOMM System began operations). Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing costs of $4.2 million from June 30, 1993 (date of inception) through September 30, 1995.


RESULTS OF OPERATIONS - ORBCOMM INTERNATIONAL

  Expenses. ORBCOMM International incurred $2.1 million and approximately $890,000 of marketing and administrative expenses for the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, ORBCOMM International had $13.3 million of prepaid contract costs, which represent advance payments to certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years, with the first deliveries currently scheduled for fourth quarter 1997.

  Service License Agreements. ORBCOMM International has signed ten Service License Agreements with International Licensees, nine of which have associated gateway procurement contracts and software license agreements. These Service License Agreements cover Canada, Europe, the Malaysian Region, the northwest region of North Africa, Turkey and South Central Asia, the Middle East, Korea, Japan, the Philippines, and a portion of South America and the Caribbean. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way data and message communications services. As of September 30, 1997, under these agreements $10.3 million has been received and recorded as deferred revenue. ORBCOMM International is obligated to ship nine gateways to certain International Licensees under certain of these agreements. Revenue under the Gateway procurement contracts is generally recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete.

SUPPLEMENTAL DATA

  Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the nine months ended September 30, 1997. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.


                               SUPPLEMENTAL DATA
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)


                                                 ORBCOMM               ORBCOMM              ELIMINATION
                                   ORBCOMM         USA              INTERNATIONAL             ENTRIES              TOTAL
                                ------------     --------           -------------           -----------           --------
  Income(1)                     $   349          $   103                $   54               $   (308)            $   198
  Interest income (expense),
      net                         4,041  (2)           0                     0                                      4,041
  Expenses                       16,974  (3)       3,607                 2,187                    308              22,460
  Losses before
     interest and taxes         (16,625) (4)      (3,504)               (2,133)                                   (22,262)
  Net loss                      (12,584) (4)      (3,504)               (2,133)                                   (18,221)
  Capital expenditures           65,901  (5)           0                     0                                     65,901


                               SUPPLEMENTAL DATA
                            AS OF SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT UNIT INFORMATION)



                                                               ORBCOMM               ORBCOMM
                                           ORBCOMM               USA              INTERNATIONAL               TOTAL
                                         ----------           --------            -------------            ----------
  Cash and cash equivalents              $   28,419              $   0               $    0                $   28,419
  Mobile Communications
    Satellite System, net                   230,590                  0                    0                   230,590
  Total debt                                172,534                  0                    0                   172,534
  Subscriber Communicators (units)                0                493                  145                       638



(1) As development-stage enterprises, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the nine months ended September 30, 1997.

(2)   Net of $625 of amortization of financing fees.

(3) Includes depreciation expenses of $5,345. Interest expense of $17,850 was capitalized for the nine months ended September 30, 1997.

(4)   Excludes equity in losses of affiliates of $5,524.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

LIQUIDITY AND CAPITAL RESOURCES

  The development of the Company's business, design, development and deployment of the ORBCOMM System satellites, and construction of the network control center and U.S. Gateway have resulted in substantial capital expenditures during the past several years. Capital expenditures by the Company were $242.1 million from June 30, 1993 (date of inception) to September 30, 1997. Capital expenditures for the nine months ended September 30, 1997 and 1996 were $65.9 million and $49.5 million, respectively.

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

  The total cost of the construction and deployment of the ORBCOMM System is estimated to be approximately $258.0 million. Of this amount, approximately $202.0 million will be used for the satellite constellation, ground spares and launch services, approximately $30.0 million will be used for the U.S. ground segment, approximately $13.0 million will be used for insurance and approximately $13.0 million will be used for other costs. As of September 30, 1997, $214.2 million of this amount has been expended, not accounting for $27.9 of interest expense that has been capitalized as part of the historical cost of the ORBCOMM System. To date, the Company's partners have invested approximately $160.0 million in the ORBCOMM project. Such equity investments, together with the proceeds of the Old Notes Offering, the MetLife Note and cash expected to be generated from operations, is expected to allow the Company to meet its financial obligations through at least the end of 1997. The Company believes that a portion of cash from operations through the end of 1997 will be generated through international license fees obtained by entering into Service License Agreements. The Company expects to continue to generate negative cash flows through all of 1998 and a portion of 1999. Under certain circumstances as specified in the Indenture, Orbital and Teleglobe have agreed to provide to the Company an aggregate amount not to exceed $30.0 million in capital contributions or debt financing expressly subordinated to the Notes. The Company currently expects that, given its anticipated cash requirements, some or all of such capital contributions or debt financing will be required in the first quarter of 1998. In addition, the Company expects that it will meet its capital requirements in 1998 through cash flows from operations and other potential sources, consistent with the covenants contained in the indenture governing the Notes (the "Indenture"), including additional capital contributions, equity investments, credit facilities and/or operating lease arrangements.

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


LOAN AGREEMENT WITH METLIFE CAPITAL CORPORATION

  Under the terms of the MetLife Note, MetLife loaned $5.0 million to the Company, and in connection therewith the Company granted to MetLife a security interest in certain equipment of the Company. The MetLife Note is guaranteed by Orbital. As of

September 30, 1997, $2.5 million was outstanding under the MetLife Note. The Notes rank pari passu in right and priority of payment with the MetLife Note, except to the extent of the collateral securing such MetLife Note.


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

                                    PART II

                               OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

               Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                       ORBCOMM GLOBAL, L.P.


Date:  November 14, 1997               By:      /s/  ALAN L. PARKER
                                                -----------------------------
                                                Alan L. Parker
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:  November 14, 1997               By:      /s/  W. BARTLETT SNELL
                                                -----------------------------
                                                W. Bartlett Snell
                                                Senior Vice President, Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



                                       ORBCOMM GLOBAL CAPITAL
                                       CORP.


Date:  November 14, 1997               By:      /s/  ALAN L. PARKER
                                                -----------------------------
                                                Alan L. Parker
                                                President
                                                (Principal Executive Officer)


Date:  November 14, 1997               By:      /s/  W. BARTLETT SNELL
                                                -----------------------------
                                                W. Bartlett Snell
                                                Vice President and Treasurer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.



                    EXHIBIT NO.            DESCRIPTION
                    -----------            ------------------------------------
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