Form 10-K405
period 1997-12-31
ORBCOMM GLOBAL L P
filed 1998-03-31
CIK 1021649

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

                  For the fiscal year ended December 31, 1997

                        Commission file number 333-11149
                              ORBCOMM GLOBAL, L.P.
                          ORBCOMM GLOBAL CAPITAL CORP.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

                                                     54-1698039
                   DELAWARE                          54-1841164
       (State or other jurisdiction of            (I.R.S. Employer
incorporation or organization of Registrants)   Identification Nos.)

                         2455 HORSE PEN ROAD, SUITE 100
                            HERNDON, VIRGINIA 20171
             (ADDRESS OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (703) 406-6000
              (Registrants' telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

================================================================================

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
    Item 1.    Business....................................................    1

    Item 2.    Properties..................................................   23

    Item 3.    Legal Proceedings...........................................   23

    Item 4.    Submission of Matters to a Vote of Security Holders.........   23

PART II
    Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters.........................................   24

    Item 6.    Selected Financial Data.....................................   24

    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   25

    Item 8.    Financial Statements and Supplementary Data.................   32

    Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   83

PART III
    Item 10.   Directors and Executive Officers of Registrant..............   83

    Item 11.   Executive Compensation......................................   86

    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................   87

    Item 13.   Certain Relationships with Related Transactions.............   88

PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   97

               Signatures..................................................  100

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     ORBCOMM Global, L.P. ("ORBCOMM" or the "Company") is a Delaware limited partnership formed in 1993 to develop, construct, operate and market the ORBCOMM system. The general and limited partnership interests in ORBCOMM are held by each of Orbital Communications Corporation ("OCC"), a Delaware corporation and subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe") and Technology Resources Industries Bhd. ("TRI"). Through December 31, 1997, Orbital, through OCC, and Teleglobe and TRI, through Teleglobe Mobile, had invested in the aggregate approximately $160 million in ORBCOMM.

     Orbital, a Delaware corporation, is a U.S.-based space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services, including the manufacture and launch of the ORBCOMM satellites. Teleglobe is a North American-based overseas telecommunications carrier whose network and service capabilities (including voice, data, Internet and value-added services) can be accessed in virtually all countries. TRI is a Malaysian holding company that controls the largest cellular operator in Malaysia and has established cellular operations in Bangladesh, Cambodia and Tanzania.

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

     Capital, a Delaware corporation, was formed in July 1996 to act as a co-issuer in connection with the private placement (the "Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). The Old Notes were exchanged in January 1997 for notes that are substantially similar to the Old Notes except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. Capital has nominal assets and does not conduct any operations.

                                    ORBCOMM

     ORBCOMM provides two-way data and messaging services through the world's first commercial low-earth orbit ("LEO") satellite-based system. ORBCOMM believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. ORBCOMM has launched 12 satellites to date and expects to launch 16 additional satellites by mid-1998, which will complete its planned 28-satellite "basic" constellation. An additional eight satellites that will create a 36-satellite "enhanced" constellation with increased capacity and improved service in equatorial regions are expected to be launched in the third quarter of 1999.

     Since early 1996, ORBCOMM has been providing limited commercial service in the United States through two satellites. ORBCOMM expects to offer commercial service on a broader basis commencing in the spring of 1998, when satellites launched in late 1997 and early 1998 are expected to begin to be placed in commercial service. ORBCOMM expects to significantly expand its commercial services later in the year in the United States and other temperate regions, when 16 additional satellites are expected to be placed in commercial service. Service outside the United States will be expanded as the necessary ground infrastructure is completed and the necessary regulatory approvals are received. Expanded service in the equatorial regions is expected to be available by the fall of 1999, when the final eight satellites of the planned 36-satellite enhanced constellation are scheduled to be placed in commercial service.

     ORBCOMM is targeting specific markets for ORBCOMM services, including those in which potential customers currently have geographically limited or otherwise inefficient methods of obtaining information. ORBCOMM's current primary target markets include: (i) fixed asset monitoring services for electric utility meters, oil and gas storage tanks, wells and pipelines and environmental projects; (ii) mobile asset tracking services for commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government assets; and (iii) messaging services for consumers and commercial and government entities. Future target markets are expected to include: (i) home security; (ii) automotive; and (iii) additional U.S. and foreign government applications.

     ORBCOMM has made substantial progress toward its goal of full commercial operation of the ORBCOMM system. ORBCOMM has entered into agreements with over 40 value-added resellers ("VARs"), each of which is authorized to market and distribute ORBCOMM services within specific regions and to targeted industries or markets. ORBCOMM has also established two internal value-added resellers ("Internal VARs") to market and distribute monitoring and tracking services to the oil and gas and transportation industries. In addition, ORBCOMM has entered into agreements with 13 international licensees ("International Licensees") that are expected to market and distribute ORBCOMM services in over 95 countries following completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals in their respective regions. ORBCOMM has also entered into agreements with six subscriber unit manufacturers, Kyushu Matsushita Electric Company, Ltd. (also known as "Panasonic"), Scientific-Atlanta, Inc., also a VAR ("Scientific-Atlanta"), Magellan Corporation ("Magellan"), Stellar Electronics Ltd. ("Stellar"), Torrey Science Corporation ("Torrey") and Communications Technology Inc. ("CTI"), and has type approved ten subscriber unit models for commercial use with the ORBCOMM system. Four subscriber unit manufacturers have commenced pre-commercial or commercial production of subscriber units that can be used for electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial vehicle, trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications.

     The ORBCOMM system consists of small and relatively inexpensive satellites and subscriber units and a relatively low-cost ground infrastructure. ORBCOMM expects that the aggregate cost to design, develop, launch and place in commercial service the proposed 36-satellite enhanced constellation and design and construct the associated ground infrastructure in the United States (the "U.S. Ground Segment"), which includes an ORBCOMM system gateway (the "U.S. Gateway") and the master control center for the entire ORBCOMM network (the "Network Control Center"), will be approximately $332 million, of which approximately $242 million had been spent through December 31, 1997, excluding capitalized interest.

     Since late December 1997, ORBCOMM has launched ten satellites. To date in the in-orbit check-out process, certain of these satellites are generating lower than expected solar power levels, although ORBCOMM anticipates that such power levels will be sufficient to meet planned service and lifetime requirements, and certain of these satellites have experienced anomalies in certain radio transmitters. Orbital and ORBCOMM believe they have determined the causes of the lower power level and radio transmitter anomalies, which they believe will be corrected in future ORBCOMM satellites, and are developing procedures to minimize the effects of and/or bypass the anomalies on the existing in-orbit ORBCOMM satellites. There can be no assurance that Orbital and ORBCOMM will be successful in their efforts or, if unsuccessful, that ORBCOMM's commercial operations would not be adversely affected. See "System Architecture."

SERVICE OFFERINGS

     ORBCOMM believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world. ORBCOMM intends to integrate the ORBCOMM system with related applications software and hardware developed by or for ORBCOMM, International Licensees or third parties that address the needs of specific industries and market segments.

     Fixed Asset Monitoring. ORBCOMM believes its services will provide a means of collecting data from industrial assets in multiple locations around the world. Ultimately, ORBCOMM also expects to provide a method of controlling the functions of such assets. Primary applications currently include or are expected to include monitoring and control applications for: (i) electric utility meters;
(ii) oil and gas storage tanks and wells; (iii) oil and gas pipelines; and (iv) environmental projects. Many of the customers for these applications manage numerous, widely dispersed assets in locations not currently or adequately served by other systems.

     Mobile Asset Tracking. ORBCOMM believes its services will provide a means to regularly and reliably track the location and report the status or condition of mobile assets around the world, thereby enabling customers to reduce "down time", repair costs, theft and other losses, improve service and more effectively utilize transportation and other equipment assets. Primary applications currently include or are expected to include tracking and monitoring applications for: (i) commercial vehicles; (ii) trailers, containers and rail cars; (iii) heavy equipment; (iv) fishing vessels and barges; and (v) government assets. Certain of the customers in this market segment have no efficient means of tracking the location and may have no means of monitoring the status or condition of their assets.

     Messaging. ORBCOMM plans to introduce messaging services in the United States in the fall of 1998 and thereafter on a global basis as the necessary ground infrastructure is completed, the necessary regulatory approvals are received and, in the equatorial region, as additional satellites are launched. The ORBCOMM system is designed to provide short, alphanumeric paging-like communications services. ORBCOMM expects that messaging customers will include a broad range of consumer, commercial and government customers that require a means of communicating with various locations such as their offices, dispatch centers or homes or who require the ability to send priority messages or position information. Certain customers in this market segment currently have no cost-effective alternatives or rely on pagers, cellular phones or fleet dispatch systems, all of which services can be expensive, unavailable or inconvenient in certain locations. ORBCOMM expects that messaging subscriber units that can be used in the United States and certain other regions will be commercially available from Magellan in mid-1998.

     Future Applications. In addition to the addressable markets described above for data and messaging services, ORBCOMM believes that future potential markets include: (i) monitoring applications for home security systems; (ii) tracking and messaging services for automobiles; and (iii) additional U.S. and foreign government applications.

BUSINESS STRATEGY

     ORBCOMM's business strategy is to provide data and messaging communications services to customers in fixed asset monitoring, mobile asset tracking and messaging markets worldwide. These services are being provided through the world's first commercial LEO satellite-based communications system. Key components of this strategy include:

     Reliable, Global Coverage. ORBCOMM believes that the integration of proven technologies into the ORBCOMM system and the redundancy provided by the ORBCOMM constellation will enable ORBCOMM to provide reliable, global, two-way data and messaging communications services. The distributed nature of the ORBCOMM satellite constellation is designed to reduce potential risks associated with the loss or outage of one or more satellites.

     First-to-Market Advantage. ORBCOMM began providing limited commercial service in the United States in February 1996 with two satellites and expects to have the ability to provide expanded service on a global basis, other than in equatorial regions, by the fall of 1998 and expanded service on a global basis by the fall of 1999. ORBCOMM's first two satellites, as well an operational U.S. Gateway and type approved subscriber units, has permitted ORBCOMM to conduct a significant number of beta tests beginning in the second half of 1997 for companies in various industries including the heavy equipment, oil and gas and transportation industries. Based on published reports, ORBCOMM believes that other Little LEO systems are not expected to be commercially operational until at least the year 2000. ORBCOMM believes that being first to market with its Little LEO system provides it with the opportunity to achieve a significant competitive advantage and therefore a greater market penetration because of its ability to: (i) establish certain industry standards for hardware and software applications; (ii) demonstrate the ORBCOMM system in an actual operating environment; (iii) deploy an installed base of subscriber units; (iv) solidify customer relationships; and (v) create relationships with leading VARs, International Licensees, subscriber unit manufacturers and other hardware and software developers.

     Affordable and Convenient Service. ORBCOMM believes that its small and relatively inexpensive satellites and subscriber units and relatively low-cost ground infrastructure will enable it to provide customers with affordable and convenient data and messaging communications services. Each satellite is designed specifically for the transmission of short messages. This design eliminates a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers that are required on larger, more complex satellites designed to carry voice, video and data traffic. The less complex and more compact design of the ORBCOMM satellites (which weigh approximately 90 pounds each with the exception of the two satellites launched in April 1995, which weigh approximately 104 pounds each) reduces the cost and time of production and enables ORBCOMM to launch multiple satellites using a single, relatively low-cost launch vehicle. As a result of ORBCOMM's relatively inexpensive satellites and relatively low-cost ground infrastructure, ORBCOMM believes that it will be in a position to offer affordable services. Additionally, ORBCOMM subscriber units are small, lightweight and have substantial battery lives. ORBCOMM believes that as more subscriber units become commercially available and as the overall production volume for subscriber units increases, the price for subscriber units will decline.

     Global Marketing and Distribution of Services. ORBCOMM intends to target specific markets for ORBCOMM services, including those in which customers have geographically limited or otherwise inefficient methods of obtaining information using other systems. ORBCOMM believes that it can rapidly achieve a global presence by capitalizing on the customer relationships, technical expertise and other resources of ORBCOMM's VARs, Internal VARs and International Licensees. The Internal VARs enable ORBCOMM to broaden its distribution base, to capture additional revenue from value-added hardware, software and customer services provided directly to customers and to facilitate the development of application hardware and software that can hasten market development in the United States and by the International Licensees.

     Commitment and Expertise of Strategic Partners. Through December 31, 1997, Orbital, Teleglobe and TRI had through OCC and Teleglobe Mobile, respectively, had invested an aggregate of approximately $160 million in ORBCOMM. Orbital is a U.S.-based space and information systems company, with 1997 revenues of approximately $600 million, that designs, manufactures, operates and markets a broad range of space-related products and services, including satellites, launch vehicles, electronics and sensor systems, ground systems, satellite-based navigation and communications products and transportation management systems, including the manufacture and launch of the ORBCOMM satellites. Teleglobe is a North American-based overseas telecommunications carrier, with 1997 revenues of approximately C$2 billion, whose network and service capabilities (including voice, data, Internet and value-added services) can be accessed in virtually all countries. TRI is a Malaysian holding company, with revenues of approximately RM2 billion, that controls the largest cellular operator in Malaysia and has established cellular operations in Bangladesh, Cambodia and Tanzania. Orbital and Teleglobe have significant operating, regulatory and marketing experience in the satellite and communications industries, which has contributed to ORBCOMM becoming the operator of the first commercial global satellite-based data and messaging communications system. ORBCOMM has used and will continue to use the expertise and capabilities of its current partners, including their expertise in the design, construction and launch of satellites and the marketing and operation of communications services, to enhance the services offered by the ORBCOMM system.

PROJECT MILESTONES

  Milestones Achieved to Date

     Through March 31, 1998, ORBCOMM has achieved the following milestones:

     - Launch of Satellites and Commencement of Commercial Service. In April 1995, ORBCOMM's first two satellites were launched. In February 1996, after extensive testing, ORBCOMM commenced limited commercial service in the United States. Since December 1997, an additional ten satellites have been successfully launched on two separate launch vehicles. These satellites are undergoing testing and are expected to be available for commercial service beginning in the spring of 1998.

     - VARs. ORBCOMM has entered into agreements with over 40 VARs to provide services in the United States to various market segments, including the electric utility meters, oil and gas storage tanks, wells and pipelines, environmental, commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government market segments.

     - Tracking and Monitoring Subscriber Units. ORBCOMM has type approved ten subscriber unit models for commercial use with the ORBCOMM system. Four subscriber unit manufacturers have commenced pre-commercial or commercial production of subscriber units that can be used for electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial vehicle trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications.

     - International Licensees. ORBCOMM has executed agreements with 13 International Licensees (one of which agreements is subject to approval by the board of directors of the International Licensee) that are expected to market and distribute ORBCOMM services in over 95 countries.

     - Beta Tests. ORBCOMM has completed or is in the process of conducting beta tests in a variety of market segments including electric utility meter, oil and gas storage tank, pipeline and environmental monitoring and trailers, containers, rail cars, heavy equipment and government asset tracking applications.

     - Internal VARs. ORBCOMM is engaged in direct sales activities to customers through the Internal VARs, which are currently focused on developing monitoring and tracking applications for use in the oil and gas and transportation industries. One of the Internal VARs application software and information systems, that is capable of monitoring oil and gas storage tanks and wells and is in various stages of beta testing.

     - Gateways. The U.S. Ground Segment, including four Gateway Earth Stations, is operational. The U.S. Gateway will be used to serve the United States, Canada and Mexico. In March 1998, a Gateway located in Italy successfully completed acceptance testing. In each of South Korea and Japan, a Gateway is under construction and is expected to be completed by mid-1998. ORBCOMM expects that many International Licensees will enter into agreements to share Gateways.

     - Equity and Debt Funding. Through December 31, 1997, ORBCOMM's current partners had invested an aggregate of $160 million in ORBCOMM. In addition, in August 1996, ORBCOMM completed the Notes Offering and received net proceeds of approximately $164 million.

     - FCC Authorizations. In October 1994, the Federal Communications Commission (the "FCC") granted to OCC a license (the "FCC License") authorizing OCC to construct, deploy and operate 36 LEO satellites in the United States. In May and June 1995, OCC received FCC authority to operate the U.S. Gateway and to operate subscriber units in the United States.

     - ITU Allocations. In 1992, certain portions of the radio spectrum were allocated by the International Telecommunication Union ("ITU") for use by Little LEO systems such as the ORBCOMM system on an international basis.

     - Canadian and Malaysian Regulatory Approvals. In February 1996, ORBCOMM Canada Inc. received full regulatory approval to provide ORBCOMM services in Canada. In March 1998, Celcom Sdn. Bhd. (Celcom) of Malaysia ("Celcom") received full regulatory approval to provide ORBCOMM services in Malaysia.

  Future Milestones

     ORBCOMM expects to achieve the following future milestones:

     - Launch of Additional Satellites. By mid-1998, ORBCOMM plans to have launched 16 additional satellites in two planes of eight satellites each and, by the third quarter 1999, ORBCOMM plans to have launched an additional plane of eight satellites in an equatorial orbit.

     - Messaging Subscriber Units. By mid-1998, ORBCOMM expects that hand-held subscriber units will be commercially available from Magellan for messaging services.

     - Internal VARs. One of the Internal VARs plans to have a commercial product capable of tracking trailers and other assets available by mid-1998.

     - International Licensees. By December 1998, ORBCOMM plans to have executed agreements with several additional International Licensees. During 1998, ORBCOMM expects that certain of its International Licensees will be able to offer ORBCOMM services in portions of Europe, Brazil, Japan, Morocco and South Korea, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory approvals.

     - Commencement of Expanded Global Service. In 1998, following the planned launch and placement in commercial service of 16 additional satellites, ORBCOMM plans to offer expanded services in the United States and be able to offer expanded services in other temperate zones on completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals. In the third quarter of 1999, following the launch and placement in commercial service of the last eight satellites in the 36-satellite enhanced constellation in an equatorial orbit, ORBCOMM plans to be able to offer expanded services in equatorial regions, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals.

MARKETING AND DISTRIBUTION

     ORBCOMM markets its services to customers within the United States indirectly through VARs and directly through Internal VARs, and internationally through International Licensees that may distribute ORBCOMM services directly or through a distribution network.

     ORBCOMM's National Account Program, a sales and marketing initiative, supplements the activities of VARs and Internal VARs by identifying specific large corporations that are perceived as likely to purchase ORBCOMM services. The National Account Program and the VAR and Internal VAR activities are designed as complementary strategies, with the goals of coordinated penetration of targeted markets and the efficient use of the full range of ORBCOMM services.

     VARs. ORBCOMM has entered into agreements with over 40 VARs and is currently negotiating agreements with prospective VARs. The VARs have primary responsibility for marketing ORBCOMM services to industries or markets within specific regions in accordance with a marketing plan and program approved by ORBCOMM at the time of selection. The VARs are also responsible for developing applications, retail pricing, customer service, billing, training, customer support and maintaining an inventory of or having subscriber units available. ORBCOMM's relationship with a VAR is governed by a reseller agreement that establishes the VAR's responsibilities with respect to developing and maintaining customer relationships, as well as the cost of service to the VAR. In soliciting customers, the VAR "adds value" to the basic data service provided by ORBCOMM by integrating the ORBCOMM system with related applications software and hardware in a manner intended to address the needs of a particular industry or market segment.

     The VARs will provide one or more of ORBCOMM's tracking, monitoring and messaging services in one or more of the market segments identified by ORBCOMM within its target markets.

     Internal VARs. ORBCOMM also markets and distributes its services directly to customers through Internal VARs. To date, ORBCOMM has established two Internal VARs to market and distribute monitoring and tracking services to the oil and gas and transportation industries. In the future, ORBCOMM may establish additional Internal VARs to market and distribute applications to the automotive and other industries and to provide messaging services. The Internal VARs are working closely with customers to develop and integrate the ORBCOMM system with related applications and development hardware and software to address the specific needs of customers in particular industries and market segments.

     The Internal VAR for fixed asset monitoring applications has focused initially on developing applications to monitor oil and gas storage tanks and wells. The applications developed and to be developed by this Internal VAR involve the integration of sensors, subscriber units and automation equipment located in the field with the ORBCOMM system and, eventually, with information systems centrally located in the offices of customers. These integrated applications are expected to be used by customers to efficiently and accurately collect and deliver data from remote assets to central locations and, once collected, to assist in the management of such data. This Internal VAR has begun beta testing with several companies in the oil and gas industry and currently has a commercial product, including application software and information systems, that is capable of monitoring oil and gas storage tanks and wells. In the future, this Internal VAR intends to develop monitoring and control applications for chemical tanks, oil and gas pipelines, agricultural assets, such as grain silos and irrigation systems, water treatment facilities and environmental projects.

     The Internal VAR for mobile asset tracking applications is currently developing applications to track assets in the transportation industry. These applications involve the integration of subscriber units mounted on mobile assets with the ORBCOMM system and with applications software for use by customers in conjunction with their existing management information systems. Applications developed by this Internal VAR may also include a sensor, particularly in the case of applications developed to track mobile assets with controlled environments, such as refrigerated trailers, containers and rail cars. This Internal VAR plans to have a commercial product capable of tracking trailers and other assets available by mid-1998. In the future, this Internal VAR may develop applications to track and monitor intermodal power generation equipment and chassis.

     International Licensees. ORBCOMM expects to market and distribute its services outside the United States through International Licensees. ORBCOMM has executed agreements with 13 International Licensees (one of which agreements is subject to approval by the board of directors of the International Licensee) covering over 95 countries. ORBCOMM continues to negotiate agreements with potential International Licensees and expects to execute agreements with several additional International Licensees during 1998.

     ORBCOMM's relationship with International Licensees is governed by service license or similar agreements. Subject to certain limitations, these agreements grant to the International Licensee, among other things, the exclusive right to market services using the ORBCOMM satellites in a designated geographic area and a limited right to use certain ORBCOMM proprietary technologies and intellectual property. In return, the International Licensees are responsible for, among other things, procuring and installing the necessary Gateways, obtaining the necessary regulatory and other approvals to provide ORBCOMM services in their designated regions and marketing and distributing ORBCOMM services in such regions. International Licensees generally are required to make the ORBCOMM system available to VARs in their designated geographic regions on the same terms as resellers authorized by such International Licensees. These agreements generally have a ten-year term and provide that the International Licensee may request an extension of up to ten years, which ORBCOMM may not unreasonably deny. On the occurrence of certain events of default, the non-defaulting party may terminate the agreement.

     ORBCOMM selects the International Licensees primarily by evaluating their ability to successfully market and distribute ORBCOMM services. Key components of such an evaluation include the International Licensee's: (i) reputation in the marketplace; (ii) existing distribution capabilities and infrastructure;

(iii) financial condition and other resources; and (iv) ability to obtain the necessary regulatory and other approvals. International Licensees will pay fees for access to the ORBCOMM system in their region, including a monthly usage or service fee. This fee is calculated as the greater of a percentage of gross operating revenues and a data throughput fee, which percentage and dollar amount may be adjusted by ORBCOMM in accordance with the terms of the agreements. Certain International Licensees are entitled to satellite usage fee credits if ORBCOMM fails to meet certain milestones with respect to the launch of the ORBCOMM system.

ORBCOMM PRICING

     Services. In the United States, pricing of satellite capacity is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and charges based on the customer's usage. In charging for activation, access and usage, ORBCOMM has developed pricing structures in the United States that it believes suit the initial markets ORBCOMM is targeting. Additional pricing, including priority and other messaging pricing, is expected to be developed in the future as additional satellites in the ORBCOMM system are placed in commercial service. It is likely that multiple pricing alternatives will be offered in the United States, including peak/off-peak, volume discounts and annual contract commitment options. Retail pricing for ORBCOMM services will be largely outside the control of ORBCOMM and will be established by VARs or International Licensees or their respective distribution networks.

     The pricing of services provided by the Internal VARs will be based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure will generate additional revenues from value-added software, hardware and services provided to the customer.

     Internationally, ORBCOMM earns revenues through license fees paid by, and through the sale of Gateways to, International Licensees. In addition, all International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are generally based on a wholesale pricing structure similar to the prices charged to VARs, which includes an activation charge, a recurring monthly access charge and a usage charge.

     Subscriber Units. To use ORBCOMM services, customers will need subscriber units. ORBCOMM has type approved ten subscriber unit models for use with the ORBCOMM system. Four subscriber unit manufacturers have commenced pre-commercial or commercial production of subscriber units.

ADDRESSABLE MARKETS

     ORBCOMM has defined its "addressable market" as certain market segments that possess a significant unsatisfied need for, and can afford the products and services provided by, Little LEO systems. ORBCOMM has identified a number of industries and industry segments in which a demand currently exists for fixed asset monitoring, mobile asset tracking and messaging services. ORBCOMM views these industries and industry segments as its primary target markets.

  FIXED ASSET MONITORING

     The fixed asset monitoring market segment includes a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple locations. Primary applications include or are expected to include monitoring and control applications for: (i) electric utility meters; (ii) oil and gas storage tanks and wells; (iii) oil and gas pipelines; and (iv) environmental projects.

     Electric Utility Meters. The electric utility meter monitoring market segment includes electric utility meters only and does not include water meters. Currently, wireline, cellular and paging systems are being used to collect data from utility meters located in urban and suburban areas, in addition to traditional manual meter reading. For example, Mobile Telecommunications Technologies Corp. ("Mtel") recently announced a service agreement with Enron Energy Services, Inc., under which Mtel will use its system to support meter reading and provide services for residential power customers nationwide primarily in urban areas. The ORBCOMM system is capable of reading electric utility meters in urban, suburban and rural areas. The ORBCOMM subscriber unit for utility meter monitoring currently has the capability to read meters and transmit data relating to usage to a central location. In the future, subscriber units may be programmed to turn power on and off and identify unauthorized usage.

     Oil and Gas Storage Tanks and Wells. ORBCOMM believes that the oil and gas storage tank monitoring market segment comprises tanks used, among other things, in petroleum upstream, crude oil production and retail, wholesale and fleet motor fuel storage. ORBCOMM believes that its services could be used, among other things, to monitor tank levels and provide related tank management services, to assist in inventory management and to aid reporting and compliance efforts by tank operators. For the monitoring of wells in less remote areas, private radio systems based on VHF radio frequency, multiple-address radio and microwave are currently being used to collect data for storage tanks and wells. These systems have been installed primarily for other communications purposes; therefore, the incremental cost of monitoring storage tanks and wells is low. However, asset monitoring based on private radio systems is not cost-effective in locations where the system cannot be combined with other communications functions. In addition to recording operations data such as tank level and leakage information, subscriber units using the ORBCOMM system could be programmed to operate tank and well valves, oil pumps and gas compressors.

     Oil and Gas Pipelines. The oil and gas pipeline monitoring market segment consists of gas compressors, oil pumps, pipeline rectifiers (which measure pipeline corrosion), offshore platforms and pipeline valves. For remote and hard-to-read meters, manual monitoring systems are typically used, which require personnel to travel to the site to read the meter. ORBCOMM believes that it will be able to offer a cost-effective means of gathering data from meters located in remote locations. In addition to recording operations data, subscriber units could be programmed to operate pipeline, pumps, compressors and valves on a routine basis, as well as in the event of a leak or other emergency.

     Environmental. ORBCOMM believes that the environmental monitoring market segment comprises numerous sites that monitor meteorological, hydrological and other environmental data such as rainfall, water levels and water quality. These sites are located in remote areas not served or inadequately served by wireline or terrestrial-based wireless communications systems. Based on discussions with VARs that target the environmental monitoring market, ORBCOMM believes that there are numerous sites globally that require water and air quality monitoring devices that measure substances such as bacteria, dissolved oxygen and concentrations of carbon monoxide and ozone, as well as provide meteorological data on wind speed and barometric pressure.

  MOBILE ASSET TRACKING

     ORBCOMM believes that primary applications for mobile asset tracking include or are expected to include monitoring and tracking of: (i) commercial vehicles; (ii) trailers, containers and rail cars; (iii) heavy equipment; (iv) fishing vessels and barges; and (v) government assets. ORBCOMM expects that it will provide companies in such industries with a cost-effective means to regularly and reliably track the location and status of assets globally, thereby enabling customers to reduce asset losses, improve service and more effectively utilize transportation assets.

     Commercial Vehicles. The commercial vehicle market segment includes medium-weight owned trucks in smaller fleets, as well as medium-weight leased trucks and heavy-weight trucks, both leased and owned, that need mobile communications to compete with larger fleets but have been unable to afford the current service offerings where equipment costs are approximately $3,000 per unit. Cellular systems (such as the system offered by HighwayMaster Communications, Inc. ("Highway Master")) can be used to provide tracking of and communications to trucks; however, geographic coverage is limited. Paging and narrowband personal communications services ("NPCS") may provide cost-effective alternatives for these smaller fleets. Paging services currently offer only a one-way short data link to the vehicle and NPCS is limited in geographic coverage. ORBCOMM believes that the addressable market also includes owner-operated vehicles contracted to larger, long-haul carriers. Shippers are requiring these carriers to be equipped with mobile communications, regardless of whether the motor carrier is using its own fleet of vehicles or contracting out to owner-operators.

     Trailers, Containers and Rail Cars. ORBCOMM believes that the addressable market for trailer tracking services includes: (i) non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization and operational efficiency; (ii) trailers that carry high-value goods in the medium and small truck fleet segment; and (iii) refrigerated trailers. Many trailers (both refrigerated and non-refrigerated) are currently being tracked by a GEO satellite-based system offered by Qualcomm, Inc. ("Qualcomm") This system provides seamless coverage, but depends on larger power sources that require the trailer to be attached to the tractor. As a result, when the trailer is detached from the tractor, it can no longer be tracked. The GEO satellite-based services proposed by GE LogistiCom, a GE Capital Services Company ("GE LogistiCom") could be used to track untethered trailers, although ORBCOMM believes that the line-of-sight limitations imposed by this system could cause it to be a less effective tracking method. HighwayMaster has announced its intention to offer a cellular-based system to track untethered trailers, although this system's coverage will be limited to the range of cellular communications. Private trucking fleets may use systems internal to their companies where each trailer's number is manually recorded as trailers enter and leave a point of distribution. ORBCOMM believes it will be able to provide a cost-effective means of tracking untethered trailers based on their current location and will not be constrained by cellular coverage limitations, significant power source requirements or, in general, certain line-of-sight limitations of currently available solutions.

     ORBCOMM believes that the addressable market for marine and land containers includes refrigerated containers, containers carrying valuable items subject to theft (e.g., electronics and cigarettes) and general freight containers that need to be tracked for security and liability purposes. Currently, intermodal container transportation systems use manual and radio tag systems to record containers as they enter and leave distribution facilities. These systems therefore record only where the container has been. The ORBCOMM system will be capable of tracking the current location of the asset, as well as monitoring its status and the condition of its contents.

     ORBCOMM believes that the addressable market for rail cars includes rail cars used to transport high-value cargo (e.g., automobiles, cigarettes, refrigerated goods and paper rolls) or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs therefore share the same limitations as bar code systems because they record only where the rail car has been, not its current location, status or the condition of its contents. The ORBCOMM system will be capable of tracking the current location of the railcar, as well as monitoring its status or the condition of its contents.

     Heavy Equipment. ORBCOMM believes that the addressable market for heavy equipment includes equipment used in various large-scale construction, infrastructure and mining operations. Currently, heavy equipment and machine diagnostic information is collected manually and provided to equipment manufacturers and operators for warranty programs and maintenance operations. ORBCOMM believes that the ORBCOMM system will enable equipment manufacturers and operators to automatically collect diagnostic information from remote locations on a more timely and efficient basis.

     Fishing Vessels and Barges. ORBCOMM believes that the use of Little LEO systems such as the ORBCOMM system will provide fishing vessel and barge operators with cost-effective tracking applications. Fishing vessels usually remain at sea for extended periods and operate on extremely tight margins and therefore must carefully control their operating costs. As a result, they need cost-effective communications systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. Commercial deep sea fishing vessels currently use either high-frequency radio or one of the International Maritime Satellite Organization ("Inmarsat") services. High-frequency radio is not considered cost-effective and difficult to use, while use of the Inmarsat system requires a considerable up-front investment of capital. Commercial fishing vessels operating in coastal waters may also acquire service from American Mobile Satellite Corporation ("AMSC") or use cellular telephone service, particularly in the Gulf of Mexico. The ORBCOMM system is capable of providing remote tracking and operational data to a central location from a fishing vessel anywhere in the world. Given the limitation of AMSC's geographic coverage and the high cost of cellular roaming, the ORBCOMM system may provide a more efficient, cost-effective communications service for both deep sea and coastal fishing vessels.

     Government Assets. ORBCOMM believes that use of Little LEO systems such as the ORBCOMM system will provide government users with cost-effective solutions, low probability of intercept and detection and worldwide availability. ORBCOMM expects to compete to provide Little LEO service to the U.S. government, including in connection with certain programs that have already been announced by the U.S. government. The U.S. Department of Defense ("DoD") is developing the Global Transportation Network ("GTN") to track personnel, aircraft and weapon systems anywhere in the world. Effective military logistics requires location identification and the ability to communicate tasking instructions. Asset tracking is required at all locations from rear depots to front-line combat elements, with integrated communications providing the essential link. The GTN is a $418 million program that is being developed because no global system currently exists to satisfy the requirements for tracking the status of assets. The U.S. military has been relying on manual record keeping to track assets and this process has recently been supplemented by distributed database systems communicating over DoD-owned and/or leased lines. Asset tracking is currently performed at the endpoints of the distribution chain. For this reason, a misdirected shipment can only be relocated by tracing forward from its most recent known location, and this can take weeks to accomplish. ORBCOMM believes its services will provide tracking data on demand or on a scheduled basis for use by the government for the location of personnel and military equipment.

  MESSAGING

     ORBCOMM believes that the messaging market segment includes a broad range of consumer, commercial and government customers. ORBCOMM expects that the ORBCOMM system will complement existing and planned wireline and terrestrial-based wireless communications systems by providing coverage in geographic areas where such services are not offered or by enhancing data applications currently being offered by such systems. Internationally, ORBCOMM believes that it will be able to offer services in developing countries or remote regions where basic telephone service or data and messaging communications services are not available. With coverage of virtually all of the Earth's surface when fully operational, ORBCOMM believes that it will be able to efficiently and cost-effectively offer messaging services in these geographic areas through the ORBCOMM system.

     Consumer. ORBCOMM believes that the addressable market for messaging applications for consumers includes: (i) consumers who frequently engage in one or more of the following "back-country" activities: hunting, hiking, camping, and backpacking; and (ii) boating enthusiasts who enjoy traveling a considerable distance outside the range of wireline and terrestrial-based wireless communications systems and whose boats are generally over 26 feet and have overnight accommodations suitable for extended travel. Recreational boaters typically use VHF radio and/or cellular telephone where terrestrial-based wireless communications systems are available. Some individuals rely on high-frequency radio and a very small number employ Inmarsat services. However, due to the significant limitations of these alternatives in terms of geographic coverage or expense, there are few viable communications alternatives currently available to back-country or boating enthusiasts. The primary market requirements of these customers are based on a concern for safety and the desire for a reliable, cost-effective, lightweight, personally portable unit. ORBCOMM believes that its proposed messaging services and hand-held subscriber units will enable it to meet these market requirements.

     Commercial. ORBCOMM believes that the addressable market for messaging applications for remote workers includes mobile and remote workers who frequently use terrestrial-based wireless communications in their jobs but require the extension of coverage that ORBCOMM believes it will be able to provide. These workers spend a significant portion of their time away from an office and require ubiquitous messaging while in remote areas as well as reliable, cost-effective, lightweight and personally portable units. The industries typically populated by these workers include: mining, construction, energy, forestry and utilities. ORBCOMM believes that it can provide these workers with messaging services through hand-held subscriber units and laptop-compatible modems.

     Government. ORBCOMM believes that subscriber units will be able to be used to send command and control messages between military personnel. The Defense Messaging System ("DMS") is a $1.5 billion project with an annual operating budget of $45 million designed to provide messaging for the DoD, NATO and certain civilian agencies. ORBCOMM believes that Little LEO systems would complement existing and other planned communications services. Today, numerous independent email systems, including the Autodin system, provide messaging services throughout the military. Autodin messages are sent between fixed terminals located throughout the world. ORBCOMM believes that in the DMS implementation, when the ORBCOMM system is fully operational, it could offer users the ability to send and receive messages regardless of location.

  FUTURE APPLICATIONS

     In addition to the current primary target market segments described above for data and messaging communications services, ORBCOMM believes that with the commercial operation of its satellite constellation, the ORBCOMM system's combination of capabilities may stimulate demand in other potential markets.

     Home Security Systems. ORBCOMM believes that the ORBCOMM system could be used for home security monitoring. In addition, units could be used to remotely turn alarms, lights or home appliances on or off. Security systems have historically relied on telephone lines for communication with central offices but such lines can be intentionally disabled. Wireless systems are now being adopted to eliminate this problem and ensure service quality. The ORBCOMM system is designed to support messaging to and from central security offices as well as emergency communications with ambulances, police and other public safely personnel. ORBCOMM could supplement terrestrial-based wireless systems by providing communications with security systems in remote areas. ORBCOMM is continuing to assess this market.

     Automotive. ORBCOMM believes that the global remote coverage expected to be provided by the ORBCOMM system will address private car owners' safety and security concerns and could complement services such as General Motors' OnStar(R) and Ford's RESCU(R), each of which relies on the limited coverage of terrestrial-based wireless communications systems. ORBCOMM also believes that certain vehicles operating in fleets in and out of remote areas in dispatch mode have similar safety and security concerns and would also value the ORBCOMM system's ubiquitous coverage. This segment also includes taxis and special vehicles such as emergency-response vehicles, regional police, buses, tow trucks, snowplows and road maintenance vehicles.

     U.S. Government. ORBCOMM believes that there are additional DoD programs that may use the services of Little LEO systems. These programs include: the Commercial Satellite Communications Initiative, budgeted for $1.6 billion; the Global Command and Control System, budgeted for $500 million; the Combat Search and Rescue program to locate downed pilots, budgeted for $220 million; the Air Mobility Command and Control Information Processing System, budgeted for $210 million; the Mobile Satellite Service program, budgeted for $87 million; and the Joint Surveillance System, budgeted for $85 million. There are also a number of civil government applications suitable for Little LEO systems. The Post-FTS 2000 is a program to provide long distance domestic and international wireless Internet access, data and email to U.S. government civilian agencies. It is a ten-year contract providing an estimated $300 to $400 million in revenues to service providers. The existing Post-FTS 2000 provides domestic long distance calling service to the federal government only. The new contract for service includes wireless, mobile and international services. The U.S. Departments of State, Justice and Transportation are also developing wireless email and messaging programs.

     Foreign Governments. Use of Little LEO systems such as the ORBCOMM system is expected to provide foreign governments with cost-effective applications, low probability of intercept and detection and worldwide availability. Potential defense applications include: (i) transmission of GPS-determined position data for maneuvering units and recovering downed pilots; (ii) transmission of data for air defense, fire support and asset tracking; and (iii) tactical messaging. Potential civil government applications include wide-area secure communications, monitoring and control of natural resources and search and rescue functions.

SYSTEM ARCHITECTURE

     The ORBCOMM system comprises three operational segments: (i) a space segment consisting of a constellation of 36 LEO satellites; (ii) a ground and control segment consisting of the Network Control Center that serves as the global control for the satellites and Gateways, the major elements of which include Gateway Earth Stations that send signals to and receive signals from the satellites, and a message switching system that processes the message traffic; and (iii) a subscriber segment consisting of subscriber units used by customers to transmit and receive messages to and from satellites.

     Overview. To use the ORBCOMM system, an initial message or other data is generated by a subscriber unit. From that source, the data is transmitted to the nearest ORBCOMM satellite, which confirms receipt to the unit. The satellite downlinks the data to the Gateway Earth Station portion of an Gateway, which then transmits the data to the associated Gateway Control Center. Within the Gateway Control Center, the data is processed using a combination of ORBCOMM-developed and commercial email software, and transmitted to its ultimate destination which may be to another subscriber unit or to a personal or business address using public/private X.25 data networks, the Internet, text-to-fax conversion or modems connected to a telephone network. If desired, an acknowledgment message is returned to the sender. To mitigate design and implementation risks and to control costs, the ORBCOMM system architecture, where possible, makes use of existing, mature technologies and conforms to internationally accepted standards. The ORBCOMM system network architecture comprises a multi-nodal packet network using X.400 messaging and Time Division Multiple Access ("TDMA") as the enabling technologies.

     Space Segment. The enhanced space segment will consist of a constellation of 36 LEO satellites comprising: (i) four planes of eight satellites; and (ii) two planes of two satellites each in highly inclined orbits between approximately 740 and 825 kilometers above the Earth. Currently, two planes of two satellites and one plane of eight satellites have been launched. The satellites are produced by Orbital and generally have been or will be launched in groups of eight using Orbital's Pegasus launch vehicle. One plane of two satellites was placed in a high-inclination orbit using a Pegasus launch vehicle and the other plane of two satellites was launched using a Taurus launch vehicle.

     The satellites are equipped with a VHF communications infrastructure capable of operation in the 137.0-150.05 MHz and the 400.075-400.125 MHz bands. The use of the spectrum is managed by an on-board computer that employs an ORBCOMM-developed Dynamic Channel Activity Assignment System (the "DCAAS"). The DCAAS continuously scans the authorized spectrum, identifies frequencies in use and assigns channels to minimize the possibility of interference. The DCAAS is expected to change the frequency of the uplink random access channels every five seconds. The ORBCOMM satellites can also transmit a UHF beacon that provides subscriber unit manufacturers with the ability to supply enhanced, cost-effective, Doppler positioning.

     Since late December 1997, ORBCOMM has launched ten satellites. While in-orbit testing to date has confirmed that most satellite systems are performing normally, certain of these satellites, however, experienced an anomaly in their solar power system resulting in reduced power margins. ORBCOMM expects that the power for these satellites will be sufficient to meet planned service and lifetime requirements. In addition, two satellites have experienced an anomaly in their subscriber transmitters that currently result in the inability of such satellites to transmit data to subscriber units. Orbital and ORBCOMM are attempting to bypass the anomaly so that such satellites can perform substantially all of their functions, although the coverage footprint of the affected satellites will be reduced. Orbital and ORBCOMM are also taking similar action, with a similar effect, to reduce the likelihood that such an anomaly will occur with respect to the other in-orbit satellites launched since December 1997. Orbital and ORBCOMM believe they have identified the reason for both of these anomalies and that they are being addressed on future satellites. There can be no assurance, however, that Orbital and ORBCOMM will be successful in resolving these anomalies or that similar anomalies will not occur on one or more of the other eight satellites launched since December 1997 or on future satellites. The inability to resolve or prevent such anomalies could have a material adverse effect on ORBCOMM's ability to provide service, financial condition and results of operations.

     With respect to its initial two satellites launched in April 1995, ORBCOMM has experienced outages of certain electronic systems and subsystems, resulting in the inability during such outages to process customer communications, as well as certain other technical difficulties. There can be no assurance that such systems outages will not continue to occur, that if they do occur that ORBCOMM will be able to restore such systems or that performance degradation in these two satellites will not occur.

     ORBCOMM has an option to procure a second generation of substantially similar satellites from Orbital that would replace the system it is now deploying at the end of the current system's expected life. The option, priced at $166.1 million (subject to adjustment for inflation and excluding taxes, if any, and the cost of launch and satellite insurance) can be exercised by ORBCOMM at any time prior to December 31, 1999. However, such option would only be exercised by ORBCOMM at the specified price if the satellites for the second generation will be substantially similar to those of the current system.

     The Procurement Agreement with Orbital currently provides for the launch of 34 satellites, of which ten satellites have been launched since December 1997, and ORBCOMM is currently negotiating a contract modification for the procurement of a Pegasus launch vehicle to launch an additional eight satellites into an equatorial orbit. Orbital's Pegasus vehicle is launched from beneath a modified Lockheed L-1011 owned by Orbital and is capable of deploying satellites weighing up to 1,000 pounds into LEO. To date, Orbital has conducted 20 Pegasus missions, with approximately a 90% success rate.

     Gateway Earth Stations and the subscriber units comprising the ORBCOMM system communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost of supporting multiple radio payloads on a single satellite. The satellite also contains an intelligent packet-routing capability, including a limited store-and-forward capability.

     Ground and Control Segment. The ground and control segment consists of Gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. The role of the Gateway is to provide access to the space segment and interface to public and private data networks. The major elements of a Gateway include:

     - Gateway Earth Stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, and associated pedestal, controller and radio equipment;

     - a Gateway message switching system located within each Gateway Control Center, which processes the message traffic and provides the interconnection to the terrestrial networks; and

     - a Gateway management system located within each Gateway Control Center, which manages the Gateway elements.

     To provide services using the ORBCOMM system in a particular region, an appropriately located Gateway is required. Gateways cover a circular area with a radius of approximately 3,300 miles. All elements of the U.S. Gateway are operational, including four Gateway Earth Stations located in New York, Arizona, Georgia and Washington and a Gateway Control Center located in Virginia. The U.S. Gateway will be used to serve the United States, Canada and Mexico. In March 1998, a Gateway, including one Gateway Earth Station, located in Italy successfully completed acceptance testing. A Gateway Earth Station has been constructed in each of South Korea and Japan, with each of the associated Gateway Control Centers expected to be installed by mid-1998. ORBCOMM expects that many International Licensees will enter into agreements to share Gateways. The procurement of each of the existing Gateways located outside the United States was funded by the relevant International Licensee. ORBCOMM has entered into and will continue to enter into agreements with International Licensees for the construction of additional Gateways outside the United States. The cost and implementation of future Gateways is expected to be borne by the International Licensees.

     The Gateway satellite links have been designed to make use of single uplink and downlink channels for all ORBCOMM satellites by using a TDMA protocol. This protocol will permit several Gateways to communicate simultaneously with a single satellite. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from Gateway Earth Station to Gateway Earth Station under the centralized control of the Gateway Control Center.

     The control segment of the ORBCOMM system is housed at the Network Control Center. The control segment, includes a network management system, which monitors the status of all network elements and a space vehicle management system. Currently, there is no back-up Network Control Center, although the existing Network Control Center is equipped with back-up hardware, and associated software is backed up and stored off-site. In addition, the Network Control Center is equipped with an automatic emergency generator to provide a backup for normal building power. Requirements have been developed for a back-up Network Control Center to be constructed in 1999. Through the U.S. Gateway, managed from the Network Control Center, ORBCOMM has access to the space segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC maintains ultimate control over the ORBCOMM system.

     Subscriber Segment. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some of which are designed to support specific applications, although even in the case of the general use subscriber units, the configuration of these units may make them more or less suitable for certain applications. The subscriber unit models will include: (i) externally powered subscriber units for fixed applications such as pipeline monitoring, remote device control or environmental monitoring; (ii) self-contained, battery- and/or solar-powered subscriber units that would support applications where commercial or other external power is not available, including messaging applications; and (iii) vehicular-powered subscriber units that could be used in asset tracking, cargo monitoring or vehicular operation monitoring.

     The subscriber units targeted for industrial or telemetric applications are designed to interface with sensors or control devices through an industry-standard serial interface using a proprietary communications protocol, developed to take advantage of the packet nature of the ORBCOMM system. The subscriber units targeted for the messaging market will incorporate interfaces such as integrated keyboards or touch-sensitive screens. Additionally, while the ORBCOMM satellites are designed to support Doppler position determination in the subscriber units, certain subscriber unit models are also equipped with GPS receivers, permitting more rapid and more accurate location determination.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. At this time, the ORBCOMM system is the only commercially operational Little LEO system.

     ORBCOMM commenced limited commercial service in the United States on February 1, 1996, becoming the first commercial Little LEO mobile satellite services ("MSS") provider. ORBCOMM believes that commencement of commercial service provides it with a substantial head start in developing markets, distribution systems, applications and a customer base globally. ORBCOMM expects that potential competitors will include other Little LEO systems, including those that are licensed or expected to be licensed by the FCC in 1998 such as the systems proposed by Leo One USA Corporation ("Leo One") and Final Analysis Communication Services, Inc. ("Final Analysis"), certain geosynchronous or geostationary orbit ("GEO")-based systems, certain terrestrial-based communications systems and various Big LEO and medium-Earth orbit ("MEO") systems.

     In addition to OCC, two other entities have licenses from the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA") has been licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. In addition, the FCC's International Bureau recently granted Leo One's second-round application for a 48-satellite system expected to provide a variety of commercial Little LEO services. The FCC is in the process of completing the licensing of the remaining second round Little LEO applications. ORBCOMM expects that a total of four commercial Little LEO systems, and ORBCOMM's second-round application for an additional 12 satellites, will be licensed by the FCC in 1998 as the FCC finishes the second processing round.

     Based on published reports, ORBCOMM does not believe that any of the other proposed Little LEO systems currently participating in the second licensing round before the FCC will be commercially operational until at least the year 2000. ORBCOMM believes that it holds a substantial advantage over these potential competitors by having already designed, constructed and launched a fully functional system, by virtue of its having already obtained FCC licensing for all elements of its system in the United States, and by achieving, in large part, international coordination of its designated frequencies through the ITU. Over the course of the next several years, ORBCOMM is expected to obtain further advantages over these potential competitors by establishing certain standards in the industry, developing operational expertise, launching the remaining satellites in the ORBCOMM system, signing agreements with additional subscriber unit manufacturers, signing reseller agreements, service licenses and similar agreements with additional marketing entities and expanding its marketing activities generally as the ORBCOMM system matures.

     Plans for Little LEO systems have been announced in Australia, Brazil, France, Russia, South Korea, Tonga and Uganda, although ORBCOMM believes that, without additional allocations of spectrum in the United States, these systems will be unable to offer services in the United States. With the sole exception of the French candidate system, the ORBCOMM system is protected from harmful interference from all other systems.

     In addition, ORBCOMM believes that it competes in certain of its market segments with existing operators and users of certain GEO-based systems such as AMSC, Qualcomm, GE LogistiCom and companies providing services using the Inmarsat system. AMSC offers SKYCELL mobile data services, both satellite only and "dual-mode", i.e., satellite and terrestrial, through the public data network which can reach both densely populated urban areas and sparsely populated rural areas. AMSC has recently announced that it is acquiring Motorola's ARDIS two-way terrestrial-based wireless messaging network, which will complement AMSC's existing satellite-based voice and data communications services by allowing AMSC to offer a hybrid solution that will have the ability, among other things, to serve urban areas and to penetrate buildings, which AMSC's satellite-based system is currently unable to do effectively or at all. Qualcomm designs, manufactures, distributes and operates the OmniTRACS Communications System, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed site customers using certain GEO satellites. GE LogistiCom has announced plans to offer a trailer tracking application in North America using the AMSC system. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. ORBCOMM believes that the ORBCOMM system has certain advantages over these other systems including worldwide coverage, lower equipment costs in most cases and substantially reduced line-of-sight limitations.

     While the ORBCOMM system is not intended to compete in general with existing and planned terrestrial-based communications systems, in certain of its market segments ORBCOMM believes it competes with certain of these systems including the systems operated by HighwayMaster, ARDIS, RAM Mobile Data and Mtel. The architecture of these systems may provide certain advantages relative to the ORBCOMM system, including in-building penetration. HighwayMaster operates a wireless enhanced services network providing integrated mobile voice, data, tracking and fleet management information services to trucking fleets and other operators in the long-haul segment of the transportation industry. The terrestrial-based wireless systems operated by ARDIS and RAM Mobile Data are capable of providing geographically limited data communications services to a variety of end users. Mtel, through its wholly owned subsidiary, SkyTel Corp. ("SkyTel"), provides messaging services in cities in the United States. Mtel is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. Because of the inherent coverage limitations of a terrestrial-based communications systems, ORBCOMM believes that the ORBCOMM system will also complement these systems, which provide cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to certain market segments. ORBCOMM believes that the ORBCOMM system presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment. The ORBCOMM system's ability to serve as a geographic gap-filler may be reduced, however, as terrestrial-based communications systems expand their coverage.

     The Big LEO and MEO systems are expected to provide real time, uninterrupted service. These systems are designed primarily to provide two-way voice services that require larger, more complex satellites than the ORBCOMM satellites and larger constellations to provide coverage. As a result, the cost of the Big LEO and MEO systems is significantly greater than those of the ORBCOMM system. However, the marginal cost on a per-message basis of providing services similar to those expected to be offered by ORBCOMM could be relatively low for a Big LEO or MEO System that is unable to sell its capacity for voice services. Based on publicly available information, Iridium anticipates an initial service date in September 1998 for a proposed 66-satellite constellation to provide voice and other communications services at usage charges of approximately $3.00 per minute plus tail charges (land-line extension charges). The total system cost is expected to be approximately $3.7 billion. The Globalstar system is expected to cost approximately $2.2 billion and consists of a constellation of 48 satellites with wholesale usage charges of approximately $0.35 to $0.55 per minute. The initial service date for the Globalstar system is anticipated to be in early 1999. Another satellite system designed primarily to provide voice communications is the ICO Global Communications System. The ICO System is expected to cost $4.5 billion and consists of a constellation of MEO satellites. The ICO System is scheduled to commence full commercial service in the year 2000.

     ORBCOMM may also face competition in the future from companies using new technologies and new satellite systems. ORBCOMM's business could be adversely affected if competitors begin operations or existing or new communications service providers penetrate ORBCOMM's target markets. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on ORBCOMM's financial condition and results of operations.

REGULATION

  U.S. FCC Regulation

     Regulation of NVNG Systems. All commercial non-voice, non-geosynchronous ("NVNG") satellite systems, or Little LEO systems such as the ORBCOMM system, in the United States are subject to the regulatory authority of the FCC, which is the U.S. government agency with jurisdiction over commercial uses of the radio spectrum. Little LEO operators must obtain authorization from the FCC to launch and operate their satellites and to operate their satellites to provide services in assigned spectrum segments.

     In January 1993, the FCC allocated spectrum segments for NVNG MSS and issued a Notice of Proposed Rulemaking to govern the NVNG application process. In October 1993, the FCC formally adopted its rules pertaining to NVNG MSS systems. These rules included provisions regarding financial qualifications, system size, intersystem coordination and reporting requirements. These rules were applied to the three applications in the initial NVNG processing round and each of these three applications (including OCC's) was approved by the FCC. The ORBCOMM system is currently the only commercial Little LEO system to be fully licensed for all segments of its system, including four Gateway Earth Stations and its subscriber units, within the United States. One of the other two first-round applicants, GE-Starsys (formerly "Starsys"), has since relinquished its license.

     On November 16, 1994, the FCC closed the application filing period for a second processing round for NVNG applications. As a result of consolidation in the satellite services industry, the total number of applicants currently participating in the second round (including OCC) has been reduced from eight to five. The FCC has indicated that it believes there will be sufficient spectrum available to enable it to grant the applications, in whole or in part, of each of the five second-round applicants. On February 13, 1998, one of the second-round applicants, Leo One, was granted a satellite system license by the FCC's International Bureau acting on delegated authority.

     Regulatory History of the ORBCOMM System. On February 28, 1990, nearly two years before the ITU allocated spectrum for NVNG systems, OCC filed an application with the FCC for a Little LEO system. Starsys filed a Little LEO system application with the FCC several months later, whereupon the FCC established a cut-off date for the filing of applications to be considered concurrently with these proposals. A third applicant, VITA, also filed a Little LEO system application in this initial processing round.

     On March 13, 1992 and May 28, 1993, the FCC awarded OCC experimental licenses to develop and test a limited Little LEO service. These licenses, plus other licenses previously granted to OCC, permitted the launch of two satellites, the construction of two ground stations, the development and production of 1,000 subscriber units and the marketing of revenue-generating services.

     On October 20, 1994, OCC was granted authority by the FCC to construct, launch and operate an additional 34 satellites located approximately 775 kilometers above Earth, in four inclined orbital and two near-polar planes, for the purpose of providing two-way data and messaging communications and position determination services in certain specified segments of the radio frequency spectrum (the "FCC License"). The FCC License grants OCC the authority to operate within specified radio frequency spectrum segments for its uplink and downlink functions. The frequency bands in which the ORBCOMM system is authorized to operate are as follows:

Uplink:        148.0 -- 149.9 MHz
Downlink:      137.0 -- 138.0 MHz and 400.075 -- 400.125 MHz

     The FCC License pertains to private carriage and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which date was April 3, 1995. The milestone requirements of the FCC License mandate that OCC launch its first two satellites by December 1998 and its remaining 34 authorized satellites by December 2000. OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. OCC has set an aggressive launch schedule for the remaining 24 satellites that, if successful, will result in OCC reaching the second milestone by the third quarter of 1999. In addition, OCC is required to apply for a license renewal three years prior to the expiration of the FCC License. While, based on past experience, ORBCOMM believes that the FCC generally grants license renewals to existing licensees where the licensee has satisfied the requirements of the license, there can be no assurance that OCC's license would be renewed should it apply.

     At the time the FCC closed the first round of processing for NVNG applications, ORBCOMM's application was mutually exclusive with that of Starsys. In an effort to resolve this mutual exclusivity, the three first-round applicants met and negotiated a Joint Sharing Proposal, executed on August 7, 1992. Using this Joint Sharing Proposal as a guide, the three first-round applicants, the FCC, existing users of the same frequency bands and adjacent bands and other interested parties met as a Negotiated Rulemaking Committee to address and resolve operational and sharing concerns and to propose technical rules to resolve them. The current rules, based on the proposals of this committee, were adopted by the FCC and codified in its

October 1993 NVNG order. OCC, as well as the other first round applicants, was permitted to modify its license application in response to the October 1993 NVNG order.

     Under the terms of a coordination agreement between Starsys and OCC, which was incorporated into the terms of the FCC License, OCC is required to shut down its left-hand circular polarization ("LHCP") satellite-to-subscriber downlink channels under certain circumstances when operation of such channels would interfere with the Starsys system. To further lessen the possibility of co-polarization interference, OCC also agreed to modify its frequency plan to locate its LHCP channels in the lower portion of the 137.0-138.0 MHz band. The FCC imposed these restrictions on OCC's domestic operations but reserved the right to consider extending these restrictions to OCC's international operations if notified of actual sharing difficulties between the ORBCOMM system and Starsys. The FCC License also provides that the ORBCOMM system is permitted to operate throughout the 148.0-149.9 MHz band until such time as Starsys is prepared to launch its first satellite. Once Starsys so notified the FCC, or earlier if required by the FCC, OCC agreed to limit its operations to the upper half of the 148.0-149.9 MHz band, permitting Starsys to operate its spread spectrum system in the lower half of the band.

     Although Starsys has returned its license to the FCC, under new rules that took effect January 2, 1998, the FCC anticipates that E-SAT, Inc. ("E-SAT") will occupy most of the spectrum previously licensed to Starsys. E-SAT may be entitled to all rights previously granted to Starsys under the Joint Sharing Proposal. In the final order issued in October 1997 (the "Final Order"), the FCC indicated that E-SAT will share portions of spectrum with the ORBCOMM system consistent with the Starsys sharing agreement.

     The Final Order contains a provision allowing each of the three commercial narrowband second-round applicants to have permanent access to approximately 355 kHz of spectrum in the lower portion of the 148.0-149.9 MHz band, thereby promoting a greater availability of spectrum for second-round applicants while at the same time protecting to the greatest extent possible a critical portion of spectrum in the middle of the band for use by E-SAT. This access to approximately 355 kHz of spectrum in the lower half of the band supersedes the prior requirement in the FCC License that ORBCOMM discontinue its use of the lower half of the band once Starsys launches its system.

     The Final Order also imposed duty cycle limits on subscriber units operating in the band 148.0-149.9 MHz. Subscriber units are limited to transmitting no more than 1% of the time during any 15-minute period and no transmission may exceed 450 milliseconds. Earth stations are limited to transmitting no more than 1% of the time during any 15-minute period. ORBCOMM believes that its services can be provided within this limitation.

     The FCC also provided OCC a secondary right to use a portion of the "transit band" (149.9-150.05 MHz) for feeder links, which right is contingent on Final Analysis moving its feeder link to another location, which it has indicated it desires to do. However, before Final Analysis can move its feeder link, additional spectrum needs to be made available by ITU for the MSS, which is not likely to happen until at least 1999.

     In 1995, the FCC granted OCC licenses to operate four Gateway Earth Stations in the continental United States and granted OCC a blanket license to deploy up to 200,000 subscriber units. Currently, the ORBCOMM system is the only commercial Little LEO system to be fully licensed for all segments of its system within the United States.

     Requests for Modification of FCC License. On October 20, 1995, OCC submitted to the FCC a request for modification of the FCC License (the "Modification Request"), proposing to reduce each of the ORBCOMM satellite's subscriber downlinks operating in the 137-138 MHz band from two to one, while changing the downlink data rate to a selectable rate of either 4.8 or 9.6 kbps, which would reduce ORBCOMM's overall bandwidth requirements in the 137-138 MHz band by 40 kHz, down from 320 kHz to 280 kHz. OCC also proposed to continue to operate at 4.8 kbps in high-inclination planes, and at 56 kbps in the gateway downlink on all satellites. Although several of the other second-round applicants have filed comments with the FCC opposing the Modification Request, the Modification Request has several advantages for OCC's opponents, as well as OCC. To the extent that E-SAT will operate in much the same way as

Starsys would have, the Modification Request would eliminate the need for OCC to shut down its left-hand circular polarization ("LHCP") when in view of an E-SAT Earth station and thus obviate many of the restrictions imposed on the ORBCOMM system under the terms of the FCC License. Moreover, the Modification Request would free a certain portion of the allocated spectrum for use by other Little LEO applicants, and the joint sharing proposal reflected in the Final Order presumes the grant of the Modification Request. The Modification Request would also facilitate coordination of the ORBCOMM system with Russian meteorological satellites currently operating in this bandwidth and could facilitate OCC's coordination efforts with the proposed French S/80-1 satellite system. The Modification Request has now completed the public comment cycle and OCC has reached an agreement with the National Oceanic and Atmospheric Administration ("NOAA") with respect to technical matters raised by the Modification Request. While OCC believes that the Modification Request will be approved shortly, there can be no assurance that the FCC will do so. Should the FCC fail to approve the Modification Request, it could have a material adverse effect on the ORBCOMM system.

     OCC has submitted an additional request for modification of the FCC License to change the orbital altitude of the satellites in the ORBCOMM system from approximately 775 kilometers to approximately 825 kilometers above Earth and to launch two of the high inclination satellites to 108 degrees instead of 70 degrees. In December 1997, OCC received a special temporary authority from the FCC allowing OCC to launch eight satellites to this altitude. In February 1998, OCC received special temporary authority to launch the two high inclination satellites to 108 degrees. OCC also plans to launch eight satellites in an equatorial orbit, which will also require application to the FCC to modify the FCC License. OCC believes that FCC authority will be received prior to the scheduled launch.

     Second Processing Round. On November 16, 1994, the FCC closed the application filing period for applications from other proposed NVNG satellite systems. As noted earlier, there are currently five NVNG applicants in the second processing round (including OCC), each of which proposes to operate in all or part of the same frequencies as the ORBCOMM system in the United States.

     In its own second-round application, OCC seeks authorization to construct 12 more satellites to improve its high-latitude coverage over Alaska, Canada and Europe as well as to provide additional capacity and greater in-orbit redundancy. This proposal would require the FCC to license an additional 70 kHz of spectrum in the 137-138 MHz downlink to OCC.

     The FCC has closed the second processing round for NVNG systems, but so far has licensed only one of the second-round applicants. On February 13, 1998, the FCC's International Bureau, acting on delegated authority, granted LEO One's application for a 48-satellite Little LEO system. ORBCOMM recently filed with the FCC an Application for Review of the International Bureau's decision. Prior to the World Radiocommunication Conference held in November 1995 ("WRC-95"), the FCC noted that there was insufficient spectrum available to license all of the second-round NVNG applicants, and declined to issue any additional Little LEO system licenses pending its request for additional spectrum for the Little LEOs at WRC-95. Significant additional spectrum was not allocated for use by NVNG services at WRC-95. On October 29, 1996, the FCC issued a Notice of Proposed Rulemaking (the "Notice") that sets forth proposed rules for the second licensing round for Little LEO systems. In the Notice, the FCC indicated that there was sufficient spectrum available for only one to three additional licensees. Due to the scarcity of spectrum, the FCC proposed to limit the second processing round to applicants that were not licensed in the first processing round and are not affiliated with companies licensed in the first processing round. Nevertheless, in the Final Order the FCC agreed to permit first-round licensees to participate in the second processing round. The FCC has indicated that it believes there will be sufficient spectrum available to enable it to approve the applications, in whole or in part, of each of the five second-round applicants. Should there prove to be insufficient spectrum available for each of the five second-round applicants, or if OCC is denied the spectrum it has requested, it would likely only obtain additional spectrum to provide expansion capacity for the ORBCOMM system if additional spectrum is subsequently allocated for use by Little LEO systems. The ITU did not allot any significant additional spectrum to NVNG systems at the World Radiocommunication Conference held in 1997 ("WRC-97").

     OCC believes that the FCC will issue licenses to each of the other second-round applicants in 1998.

  International Regulation

     Summary. The ORBCOMM system operates in frequencies that were allocated on an international basis for use by Little LEO systems at the World Administrative Radio Conference held in 1992 ("WARC-92"). The United States, on behalf of various Little LEO service providers, including OCC, pursued international allocations of additional frequencies for use of Little LEOs at WRC-95 with limited success, as noted above. The United States also requested additional frequencies for use by the Little LEOs at WRC-97, which resulted in the allocation, on a footnote basis, of additional spectrum in the 454-455 MHz band, which is adjacent to certain additional spectrum that was allocated for use during WRC-95. In addition to cooperating with these efforts by the United States to secure additional spectrum for Little LEO systems, OCC was required to and has in fact, through the FCC, engaged in international coordination procedures with other countries with respect to other satellite systems under the aegis of the ITU. OCC has completed these international coordination procedures, with the exception of those efforts involving France and Russia. OCC was also required, by the FCC and the U.S. Department of State, to engage in economic and/or technical coordination with two international satellite systems, Intelsat and Inmarsat. These coordinations were completed successfully as of 1995. Finally, the ORBCOMM system must receive operational authority from each of the foreign countries in which it proposes to provide service. It will be the responsibility of the International Licensee in each country to obtain such authority.

     ITU Spectrum Allocations. The ORBCOMM system operates both in the United States and internationally using frequencies allocated for Little LEO systems in the International Table of Frequency Allocations (the "International Table"). The International Table identifies radio frequency segments that have been designated for specific radio services by the member nations of the ITU. The International Table is revised periodically at WRCs. Between WRCs, the member nations of the ITU, in connection with private industry, prepare and propose recommendations for international allocations to be considered at the next WRC. Preparatory analyses and recommendations are considered in appropriate technical study groups for specific topics.

     Little LEO systems require use of radio spectrum on a global basis to reach their full commercial potential. At WARC-92, with the sponsorship of the U.S. government and a number of other key administrations, major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz were allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations included the following:

        Uplink:        148.0 -- 149.9 MHz (1.9 MHz on a primary basis)
        Downlink:      137.0 -- 138.0 (675 kHz on a primary basis; 325 kHz on a
                         secondary basis)
                       400.15 -- 401.00 MHz (850 kHz on a primary basis)

     In addition, 3 MHz of uplink and 3 MHz of downlink frequencies were allocated on a secondary basis. The band 400.075-400.125 MHz licensed for use by the ORBCOMM system already was allocated previously on a global basis to Time and Frequency Standard service and, therefore, was not subject to consideration at WARC-92. ORBCOMM's planned use of this bandwidth complies with the regulations governing its use. At WARC-92, a footnote to the Table of Allocations was adopted providing that MSS uplinks in the band 148-149.9 MHz would be secondary in more than 100 countries. Earth stations in these countries would neither be protected from interference, nor permitted to cause interference to terrestrial services.

     A designation of "primary" places the Little LEO systems on an equal footing with existing users of these frequencies, subject to the provision that the Little LEO systems not interfere with existing users or constrain their growth and, with respect to certain countries and certain frequency bands, that the Little LEO systems not claim protection from existing users. A "secondary" designation means that the other users of the same frequencies have priority over the Little LEO systems and are not required to accommodate or avoid interference with them. The procedures for "coordinating" Little LEO services with other registered users of the band were established at WARC-92.

     At WRC-95, the U.S. government and other administrations sought an additional allocation of 6.65 MHz of spectrum for Little LEO systems. This proposal was largely unsuccessful due to the late identification of candidate bands. At WRC-97, the U.S. government and other administrations again sought an additional allocation of spectrum for Little LEO systems, which requests were again met with only limited success. Consideration of additional bandwidth allocations is currently scheduled to be on the agenda for the next WRC scheduled for 1999. There can be no assurance that such additional allocations will be approved.

     Finally, a portion of the "transit band" between 149.9-150.05 MHz and 399.9-400.05 MHz was allocated to Little LEOs effective on January 1, 1997. OCC has determined, however, that the upper portion of the transit band is not particularly useful to the ORBCOMM system.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM system through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other NVNG satellite systems. There is no penalty for launching a satellite system prior to completion of the ITU coordination process, although protection from interference through this process is afforded only as of the date of successful completion of the process and notification of the satellite by the ITU.

     The FCC, on behalf of OCC, has notified the ITU that the ORBCOMM system was placed in service on April 3, 1995 and that it has operated without complaint of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France. ORBCOMM believes that the Modification Request would facilitate its coordination efforts with Russia and could facilitate its coordination efforts with France. OCC expects that it will successfully complete the ITU coordination process with Russia and France by December 1998, at which time the ORBCOMM system will be fully registered with the ITU indicating the completion of coordination with respect to all satellite systems preceding the ORBCOMM system. Satellite systems subsequent to the ORBCOMM system must coordinate with OCC to protect the ORBCOMM system from interference.

     ITU coordination is also required for the uplink ground segment of the ORBCOMM system, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one governmental authority. For example, two of the four U.S. Earth Stations have a coordination distance that extends into Canada, and thus required coordination with Canada prior to ITU notification or registration.

     At WRC-95, France proposed a reduction in the threshold for coordination with terrestrial services, which would require additional coordination of MSS systems. France raised this proposal again at WRC-97. This proposed change was not adopted at either WRC-95 or WRC-97, but there can be no assurance that it will not be proposed and adopted at the next WRC scheduled for 1999, or that, if adopted, additional coordination requirements would not be imposed on the ORBCOMM system, to the extent that OCC may not have completed the ITU coordination process.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat had been completed successfully.

     The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer ORBCOMM system services in countries outside the United States will reside with the various International Licensees. In all cases, the proposed International Licensees are private companies, reflecting the expectation that the ORBCOMM system will be licensed as a value-added service rather than as a regulated basic service. International Licensees and proposed International Licensees have had discussions with regulators in certain major target countries and have advised ORBCOMM that such discussions indicate that favorable regulatory treatment can be anticipated.

     The process for obtaining regulatory approval in foreign countries generally conforms to the following process. The International Licensee requests regulatory approval from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining such local regulatory approvals normally requires, among other things, that the International Licensee demonstrate the absence of interference to other authorized uses of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in certain other countries, may require reassignment of some existing users. The national regulatory authority will be required to associate with the ORBCOMM ITU submission. The national regulatory authority also will be required to submit so-called Appendix 3 information to the ITU to coordinate and protect ORBCOMM Gateway Earth Stations in the territory or region from interference by other ground systems in neighboring countries.

     To date, ORBCOMM has executed 13 agreements with International Licensees covering Canada, Japan, Mexico, the Philippines, South Korea, Turkey and South Central Asia, Thailand, the Andean/Caribbean region, Europe, the Malaysian region, the Middle East, the northwest region of North Africa and the southern cone of South America. Full regulatory approval to provide ORBCOMM services has been received in Canada and Malaysia and preliminary, experimental or limited regulatory approvals have been received in Chile, Germany, Italy, Japan, South Africa, South Korea, Spain and Sweden.

     ORBCOMM provides technical and regulatory assistance to its International Licensees in pursuing operating authority. The assistance provided by ORBCOMM includes actual in-country demonstrations that the ORBCOMM system can share use of the allocated spectrum with existing users while neither causing harmful interference nor constraining operations and growth of those systems. While International Licensees have been selected, in part, based upon their perceived qualifications to obtain the requisite foreign regulatory approvals, there can be no assurance that they will be successful in doing so, and if they are not successful, ORBCOMM services will not be available in such countries. In addition, the continued operations of the International Licensees may be subject to other regulatory requirements or regulatory or other changes in each foreign jurisdiction.

EMPLOYEES

     As of February 27, 1998, ORBCOMM had 251 full-time employees, none of whom is subject to any collective bargaining agreement. ORBCOMM's management considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     ORBCOMM currently leases approximately 45,000 square feet of office space in Herndon, Virginia, as well as approximately 25,000 square feet of office space in Dulles, Virginia from Orbital. ORBCOMM also leases approximately 28,000 square feet of additional space at various sites in Virginia and Maryland for, among other purposes, self-storage, space to assemble certain portions of the Gateway and for use by employees and a contractor. ORBCOMM currently operates four Gateway Earth Stations. ORBCOMM owns the properties on which the St. Johns, Arizona and Arcade, New York Gateway Earth Stations are located and leases, subject to long-term lease agreements, the properties on which the Ocilla, Georgia and East Wenatchee, Washington Gateway Earth Stations are located.

ITEM 3.  LEGAL PROCEEDINGS

     ORBCOMM is not a party to any pending legal proceedings material to its financial condition or results of operations. For a discussion of regulatory issues affecting regulatory issues affecting ORBCOMM, see
"ORBCOMM -- Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     ORBCOMM is a Delaware limited partnership that is owned 50% by OCC and 50% by Teleglobe Mobile. There is no public trading market for any class of common equity of ORBCOMM. To date, no cash dividends have been paid by ORBCOMM to either OCC or Teleglobe Mobile and ORBCOMM does not intend to do so in the near future.

     There are no distributions required to be made to the partners of ORBCOMM other than a minimum annual distribution required by the Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. (the "Partnership Agreement") in the amount of (i) 40%, multiplied by the lesser of (a) such partners distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of ORBCOMM. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among ORBCOMM, Capital, certain affiliate guarantors and Marine Midland Bank (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected income and expense data of ORBCOMM for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the selected balance sheet data of ORBCOMM as of December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the audited financial statements of ORBCOMM. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of ORBCOMM and notes thereto included elsewhere in this report. SINCE ORBCOMM ACCOUNTS FOR ITS OWNERSHIP IN BOTH ORBCOMM USA AND ORBCOMM INTERNATIONAL USING THE EQUITY METHOD OF ACCOUNTING, REFERENCE IS MADE TO THE FINANCIAL STATEMENTS OF ORBCOMM USA AND ORBCOMM INTERNATIONAL LOCATED ELSEWHERE IN THIS REPORT.

                                                          YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS)
                                               -----------------------------------------------
                                               1993    1994    1995         1996        1997
                                               ----    ----    -----      --------    --------
INCOME AND EXPENSE DATA: (1)
Total revenues (2).........................     $0     $ 0     $ 900(3)   $    420    $    527
Cost of product sales......................      0       0         0           268         517
Depreciation...............................      0       0         0         6,198       7,348
Engineering expenses (4)...................      0       0         0         5,453       8,160
Marketing, administrative and other
  expenses.................................      0       9        50         6,933      12,070
Equity earnings (losses) of affiliates
  (5)......................................      0       0      (854)       (4,602)     (8,413)
Interest income (expense), net.............      0       0        59         3,554       4,545
                                                --     ---     -----      --------    --------
Net income (loss)..........................     $0     $(9)    $  55      $(19,480)   $(31,436)
                                                ==     ===     =====      ========    ========

                                                              AS OF DECEMBER 31,
                                                                (IN THOUSANDS)
                                              --------------------------------------------------
                                               1993      1994       1995       1996       1997
                                              -------   -------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and investments
  (6).......................................  $     0   $ 5,000   $  1,785   $153,482   $ 38,862
ORBCOMM system, net (7).....................   43,925    68,647    106,990    170,034    263,379
Total assets................................   47,665    73,647    109,030    329,509    316,969
Total long-term debt........................        0     5,000      4,174    173,269    172,277
Partners' capital...........................   47,665    58,509     94,601    137,942    106,418

------------------------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1994, there were no significant income and expense transactions.

(2) The Company is a development stage enterprise and has had no significant system revenues.

(3) Represents a non-refundable fee received from a potential International Licensee.

(4) Prior to 1996, ORBCOMM capitalized substantially all engineering expenses as part of the total costs of the ORBCOMM system.

(5) The Company accounts for its investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting.

(6) Includes U.S. government securities pledged as security for repayment of principal and interest on the Notes (the "Pledged Securities") of $21.5 million and $44.8 million as of December 31, 1997 and 1996, respectively, and the amount in a segregated account related to a Loan and Security Agreement dated December 22, 1994 between MetLife Capital Corporation ("MetLife") and ORBCOMM (the "MetLife Note") of $2.8 million and $3.8 million as of December 31, 1997 and 1996, respectively.

(7) Represents the aggregate costs of the satellite constellation design, construction and launch services, design and construction of the U.S. Ground Segment, insurance and other system costs, including capitalized interest, net of accumulated depreciation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, ORBCOMM was formed by Orbital, acting through OCC, and Teleglobe, acting through Teleglobe Mobile. Each of OCC and Teleglobe Mobile acquired and currently owns a 50% interest in ORBCOMM, with TRI (through TR (U.S.A.) Ltd.) now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA and ORBCOMM International (collectively, the "Marketing Partnerships"), with the exclusive right to market services using the Company's LEO satellite communications system in the United States and internationally, respectively. The Company is a 98% general partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the FCC License and the ORBCOMM system, consistent with FCC regulations.

     Through December 31, 1997, Orbital, through OCC, and Teleglobe and TRI, through Teleglobe Mobile, had invested in the aggregate approximately $160 million in ORBCOMM. In addition, on August 7, 1996, ORBCOMM and Capital completed the Notes Offering of the Old Notes. In January 1997, all of the Old Notes were exchanged for the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     ORBCOMM provides two-way data and messaging services through the world's first commercial LEO satellite-based communications system. ORBCOMM's current primary target markets include: (i) fixed asset monitoring services for electric utility meters, oil and gas storage tanks, wells and pipelines and environmental projects; (ii) mobile asset tracking services for commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government assets; and (iii) messaging services for consumers and commercial and government entities. Future target markets are expected to include: (i) home security; (ii) automotive; and (iii) additional U.S. and foreign government applications. ORBCOMM has entered into agreements with over 40 VARs, each of which is authorized to market and distribute ORBCOMM services within specific regions and to targeted industries or markets. ORBCOMM has also established two Internal VARs to market and distribute monitoring and tracking services to the oil and gas and transportation industries. In addition, ORBCOMM has entered into agreements with 13 International Licensees that are expected to market and distribute ORBCOMM services in over 95 countries following completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals in their respective regions. ORBCOMM has also entered into agreements with six subscriber unit manufacturers, Panasonic, Scientific-Atlanta, Magellan, Stellar, Torrey and CTI, and has type approved ten subscriber unit models for commercial use with the ORBCOMM system. Four subscriber unit manufacturers have commenced pre-commercial or commercial production of subscriber units that can be used for electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial vehicle, trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

     Pursuant to the terms of the partnership agreements for ORBCOMM and the Marketing Partnerships: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, ORBCOMM accounts for the Marketing Partnerships using the equity method of accounting. ORBCOMM does not consolidate, and therefore does not report in its financial statements, ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, ORBCOMM's proportionate share of the net income and losses of the Marketing Partnerships is recorded under the caption "Equity in losses of affiliates" in ORBCOMM's financial statements. Correspondingly, ORBCOMM's investment in the Marketing Partnerships is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." Investors are encouraged to refer to the financial statements of both ORBCOMM USA and ORBCOMM International included elsewhere in this report.

     ORBCOMM USA pays to OCC an output capacity charge ("Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity in the United States and exclusive use of the tangible assets (including software) located in the United States to be delivered to the Company pursuant to certain procurement agreements (the "System Assets"). In consideration of the construction and financing of the System Assets by ORBCOMM, OCC, in turn, pays to ORBCOMM a system charge that is a quarterly fee equal to the Output Capacity Charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues"). If the Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay any portion of the system charge to ORBCOMM.

     ORBCOMM International pays to Teleglobe Mobile an international output capacity charge ("International Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant by ORBCOMM to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to ORBCOMM a system charge that is a quarterly fee equal to the International Output Capacity Charge less 1.15% of Total Aggregate Revenues. If the International Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, Teleglobe Mobile is not required to pay any portion of the system charge to ORBCOMM.

SERVICE ROLL-OUT

     ORBCOMM believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. ORBCOMM has launched 12 satellites to date and expects to launch 16 additional satellites by mid-1998, which will complete its planned 28-satellite basic constellation. An additional eight satellites that will create a 36-satellite enhanced constellation with increased capacity and improved service in equatorial regions are expected to be launched in the third quarter of 1999.

     Since early 1996, ORBCOMM has been providing limited commercial services in the United States through two satellites. ORBCOMM expects to offer commercial service on a broader basis commencing in the spring of 1998, when satellites launched in late 1997 and early 1998 are expected to begin to be placed in commercial service. ORBCOMM expects to significantly expand its commercial services later in the year to provide expanded service in the United States and other temperate regions, when 16 additional satellites are expected to be placed in commercial service. Service outside the United States will be expanded as the necessary ground infrastructure is completed and the necessary regulatory approvals are received. Expanded service in the equatorial regions is expected to be available by the fall of 1999, when the final eight satellites of the planned 36-satellite enhanced constellation are scheduled to be placed in commercial service.

     The U.S. Ground Segment, including four Gateway Earth Stations, is operational. In March 1998, a Gateway located in Italy successfully completed acceptance testing. In each of South Korea and Japan, a Gateway is under construction and is expected to be completed by mid-1998. During 1998, ORBCOMM expects that certain of its International Licensees will be able to offer ORBCOMM services in portions of Europe, Brazil, Japan, Morocco and South Korea, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals.

REVENUES

     Domestically, ORBCOMM generates revenues from the direct sale of satellite capacity to VARs, which sales to date have been primarily for resale to beta test customers. The pricing of satellite capacity is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and charges based on the customer's usage.

     ORBCOMM expects that beginning in 1998 it will also generate revenues from the sale of data and messaging communications services and applications developed and distributed by Internal VARs. The pricing of services provided by the Internal VARs will be based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure will generate additional revenues from value-added software, hardware and services provided to the customer.

     ORBCOMM has on occasion purchased and recently entered into an agreement, and may enter into additional agreements in the future, to purchase subscriber units for resale. In the past, ORBCOMM has not generated substantial revenues from the sale of subscriber units.

     Internationally, ORBCOMM generates revenues through license fees paid by, and through the sale of Gateways to, International Licensees. In addition, all International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to VARs, which includes an activation charge, a recurring monthly access charge and a usage charge. On execution of a service license or similar agreement, an International Licensee purchases a Gateway or Gateway components from ORBCOMM pursuant to a Gateway procurement contract or arranges to share a Gateway with an International Licensee that is in close proximity. Cash received under the Gateway procurement contracts is generally accounted for as deferred revenues and recognized when the Gateway has successfully completed acceptance testing. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized over the term of the agreements or when ORBCOMM's obligations under the agreements are substantially complete.

OPERATING EXPENSES

     ORBCOMM owns and operates the assets that comprise the ORBCOMM system other than the FCC License (which is held by OCC, with certain contractual rights relating thereto granted to ORBCOMM). Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. ORBCOMM has been depreciating certain of its assets beginning in 1996, when commercial operation of the ORBCOMM system began. Cost of products sold consists of the sale of subscriber units. ORBCOMM has agreed to pay to Magellan a subsidy for each Magellan subscriber unit sold through March 1999, up to an aggregate of $2.4 million. Additionally, ORBCOMM incurs engineering expenses related to the development and operation of the ORBCOMM system and marketing, administrative and other expenses related to the operation of the ORBCOMM system. ORBCOMM has also incurred nominal expenses related to the development of Internal VARs which are included in marketing expenses. ORBCOMM anticipates that its expenses related to the continued development and operation of the Internal VARs (including the development of applications for customers) will increase substantially as ORBCOMM expands the marketing and distribution efforts of the Internal VARs.

RESULTS OF OPERATIONS -- ORBCOMM

     ORBCOMM commenced limited commercial service in the United States in February 1996 and has generated nominal revenues and substantial negative cash flows to date. ORBCOMM's activities have focused primarily on the acquisition of U.S. regulatory approvals for the operation of the ORBCOMM system, the design, construction and launch of satellites, the design and construction of associated ground network and operating systems (including associated software), the development of subscriber unit manufacturing sources, the negotiation of agreements with International Licensees, the hiring of key personnel, the negotiation of agreements with VARs, the development of Internal VARs, the development of customer software and hardware applications and preliminary marketing and sales activities associated with ORBCOMM's limited commercial operations to date.

     Income. In 1995, ORBCOMM received a nonrefundable distribution fee from a potential International Licensee. ORBCOMM recognized this nonrefundable distribution fee over the term of the relevant agreement. No such fees were received in earlier periods or during the years ended December 31, 1997 and 1996.

     In late 1994, ORBCOMM received the MetLife Note to help finance a portion of the ORBCOMM system. In addition, in August 1996, ORBCOMM closed the Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. In January 1997, the Old Notes were exchanged for the Notes. ORBCOMM recognized interest income (excluding interest expenses of $833,000, $307,000 and $0) on the invested portion of the MetLife Note and the proceeds of the Notes Offering of $5.4 million, $3.8 million and $59,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

     Expenses. As discussed above, ORBCOMM is in its development stage and does not anticipate emerging from the development stage until the fall of 1998. During the construction phase of the ORBCOMM system, ORBCOMM has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. Ground Segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM system.

     ORBCOMM incurred $12.0 million, $6.9 million and $50,000 of marketing, administrative and other expenses for the years ended December 31, 1997, 1996 and 1995, respectively. ORBCOMM incurred $8.2 million and $5.5 million of ORBCOMM system engineering expenses for the years ended December 31, 1997 and 1996 (none for the year ended December 31, 1995). ORBCOMM is capitalizing a portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM system. ORBCOMM also incurred $7.3 million and $6.2 million in ORBCOMM system depreciation expense for the years ended December 31, 1997 and 1996, as the ORBCOMM system became available for commercial service in early 1996 (none for the year ended December 31, 1995).

     Equity in Earnings (Losses) of Affiliates. ORBCOMM recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses. As of December 31, 1997, 1996 and 1995, ORBCOMM recognized $8.4 million, $4.6 million and $854,000 of such losses, respectively. ORBCOMM USA and ORBCOMM International each formally began their marketing efforts in 1995 in anticipation of commercial service in 1996.

RESULTS OF OPERATION -- ORBCOMM USA

     Income. In 1995 and 1994, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of $1.4 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively. The U.S. marketing service portion of the System Charge Agreement expired in 1995. ORBCOMM USA also recognized revenues relating to the provision of products and services of $172,000 and $240,000 for the years ended December 31, 1997 and 1996, respectively. The cost of product sales associated with revenues was $383,000 and $262,000, respectively.

     Expenses. ORBCOMM USA incurred $5.2 million and $2.9 million of marketing expenses for the years ended December 31, 1997 and 1996, respectively. Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing expenses of $1.4 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively.

RESULTS OF OPERATION -- ORBCOMM INTERNATIONAL

     Expenses. ORBCOMM International incurred $3.1 million and $1.7 million of marketing expenses for the years ended December 31, 1997 and 1996, respectively (none for the year ended December 31, 1995).

     Service License or Similar Agreements. ORBCOMM International has signed 13 service license or similar agreements with International Licensees, ten of which have associated gateway procurement contracts and software license agreements. These agreements authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1997 and 1996, $13.3 million and $6.1 million, respectively, had been received under these agreements and the associated Gateway procurement agreements and recorded as deferred revenue. ORBCOMM International is obligated to ship ten Gateways under certain of these agreements.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the year ended December 31, 1997. Such supplemental data should be read in conjunction with the financial statements of ORBCOMM, ORBCOMM USA and ORBCOMM International, and the notes thereto are located elsewhere in this report.

                               SUPPLEMENTAL DATA
                          YEAR ENDED DECEMBER 31, 1997

                                             ORBCOMM       ORBCOMM       ELIMINATION
                                 ORBCOMM       USA      INTERNATIONAL      ENTRIES       TOTAL
                                 --------    -------    -------------    -----------    --------
Total revenue(1)............... $    527     $   172        $   56         $(487)      $    268
Interest income (expense),
  net..........................    4,545 (2)       0             0                        4,545
Expenses.......................   28,095 (3)   5,556         3,256           487         36,420
Earnings (loss) before interest
  and taxes....................  (27,568)(4)  (5,384)       (3,200)                     (36,152)
Net income (loss)..............  (23,023)(4)  (5,384)       (3,200)                     (31,607)
Capital expenditures...........  100,693 (5)       0             0                      100,693

                               SUPPLEMENTAL DATA
                            AS OF DECEMBER 31, 1997

                                                             ORBCOMM      ORBCOMM
                                                  ORBCOMM      USA     INTERNATIONAL    TOTAL
                                                  --------   -------   -------------   --------
Cash and cash equivalents.......................  $16,106     $  0         $  0        $ 16,106
ORBCOMM system, net.............................  263,379        0            0         263,379
Total debt......................................  172,277        0            0         172,277
Subscriber units(6).............................        0      537          343             880

------------------------------
(1) As development-stage companies, none of ORBCOMM, ORBCOMM USA, and ORBCOMM International has had any significant operating revenues for the year ended December 31, 1997.

(2) Net of $833,000 of amortization of deferred financing fees.

(3) Includes depreciation expenses of $7.3 million. Interest expense of $24.1 million was capitalized in 1997.

(4) Excludes equity in losses of affiliates of $8.4 million.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(6) Represents units that either generate revenues or are used in beta testing. These units do not include units that are used for demonstration purposes.

LIQUIDITY AND CAPITAL RESOURCES

     ORBCOMM is a development stage enterprise and has incurred cumulative net losses from inception. ORBCOMM has financed its operations to date primarily with capital contributions from its current partners and through financing activities. For the year ended December 31, 1997, net cash provided by operating activities was $4.1 million primarily as a result of a net loss, excluding non-cash charges for depreciation, amortization and equity in losses of affiliates, of $14.8 million, offset by an increase in accounts payable to Orbital and other accrued liabilities of $19.9 million. As of December 31, 1997, cash and investments had been reduced by $114.6 million, which decrease was attributable to capital expenditures, operating expenses, interest payments and an increase in accounts payable to Orbital under the Procurement Agreement as a result of the achievement of milestones under the Procurement Agreement, including the launch of eight satellites in December 1997. As of December 31, 1997, ORBCOMM International had also received $3.7 million under service license or similar agreements and $9.6 million under Gateway procurement agreements that are recorded as deferred revenue.

     Cash flows used in investing activities for the year ended December 31, 1997 were $43.6 million primarily as a result of additional capital expenditures, advances to affiliates and purchases and sales of securities. In 1997, ORBCOMM invested $100.7 million, including $24.1 million of capitalized interest, for design, development and construction of satellites, launch services, and design and construction of the U.S. Ground Segment. In addition, ORBCOMM advanced an additional $16.4 million to ORBCOMM USA and ORBCOMM International to support their marketing activities. This use of cash was partially offset by $73.8 million of net proceeds of the sale of securities. For the years ended December 31, 1996 and 1995, $167.4 million and $39.0 million respectively, were used in investing activities, primarily for capital expenditures and purchases and sales of securities. In 1996 and 1995, ORBCOMM invested $69.2 million and $39.3 million, respectively, in capital expenditures. In 1996 and 1995, investing activities also included $96.5 million and $0, respectively, of cash used to purchase securities (net of proceeds).

     Cash flows used in financing activities for the fiscal year ended December 31, 1997 were $1.2 million, $992,000 of which was used to repay a portion of the principal of the MetLife Note. Cash flows related to financing activities for the fiscal years ended December 31, 1996 and 1995, resulted in increases of $225.3 million and $35.2 million, respectively. These increases reflect additional partners' contributions of $62.7 million and $38.1 million in 1996 and 1995, respectively, and net proceeds of approximately $164.5 million from the Notes Offering in 1996.

     Expected future uses of cash include continued hiring of employees, capital expenditures related to the completion of the ORBCOMM constellation, debt servicing and working capital requirements. In addition, ORBCOMM intends to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the 36-satellite enhanced constellation is expected to be approximately $332.0 million. Of this amount, $244.0 million is for the design, development and construction of the satellite constellation and launch services, $39.0 million is for the design and construction of the U.S. Ground Segment, $17.0 million is for insurance and approximately $32.0 million is for other system costs such as engineering and billing system costs. Through December 31, 1997, $242.4 million had been spent for the ORBCOMM system, excluding a total of $34.5 million of interest expenses that have been capitalized. The foregoing information reflects ORBCOMM's current estimate of its funding requirements for the ORBCOMM system. Actual amounts may vary from such estimates for a variety of reasons, including delays or launch or satellite failures.

     ORBCOMM expects to continue to generate negative cash flows through all of 1998 and at least a portion of 1999. ORBCOMM expects that a portion of its cash requirements will be met through cash expected to be generated from operations. ORBCOMM's ability to generate significant revenues is subject to numerous uncertainties. In 1998, ORBCOMM expects to receive additional cash payments related to certain milestones under agreements with International Licensees. ORBCOMM's service and equipment contracts are U.S. dollar-based and do not generate foreign currency risk. ORBCOMM partners' capital contributions, together with the net proceeds of the Notes Offering and the MetLife Note and cash expected to be generated from operations are expected to enable ORBCOMM to meet its financial obligations through mid-1998. During the first half of 1998, OCC and Teleglobe Mobile are expected to provide ORBCOMM with up to an additional $30.0 million in capital contributions or debt financing expressly subordinated to the Notes. Additionally, Orbital has and indicated that it will continue to defer invoicing of certain amounts otherwise due under the Procurement Agreement until other sources of financing are secured by ORBCOMM.

     ORBCOMM expects to require additional capital in 1998 and may seek to raise such additional capital through additional contributions or loans from its current partners, other equity or debt financings or operating lease arrangements or ORBCOMM may seek to enter into strategic arrangements. There can be no assurance, however, that debt or equity financing or operating lease arrangements will be available and, if so, that it will be available on terms acceptable to ORBCOMM or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to ORBCOMM.

     ORBCOMM has made a preliminary assessment of potential "Year 2000" issues with respect to various computer-related systems. ORBCOMM has developed an initial corrective action plan that includes reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. ORBCOMM currently expects that identified "Year 2000" impacted systems will be corrected by the end of 1998, although there can be no assurance that the company has identified all "Year 2000" impacted systems or that its corrective action plan will be timely and successful. ORBCOMM believes that the costs to correct its systems will not materially affect its results of operations or its financial condition. In addition, ORBCOMM has not received any indication to date that the impact of "Year 2000" issues on its customers and suppliers will have a material adverse effect on ORBCOMM.

     ORBCOMM is a development stage enterprise. Many statements in this Report are not historical and are forward looking in nature. Examples of such forward looking statements include statements concerning ORBCOMM's operations, prospects, markets, technical capabilities, funding needs, financing sources, pricing, launch and commercial service schedules and cash flows, as well as information concerning future regulatory approvals, expected characteristics of competing systems and expected actions of third parties such as equipment suppliers, International Licensees and VARs. These forward looking statements are inherently predictive and speculative and no assurance can be given that any of such statements will prove to be correct. Actual results and developments may be materially different from those expressed or implied by such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ORBCOMM GLOBAL, L.P.
  Independent Auditors' Report..............................    33
  Balance Sheets as of December 31, 1997 and 1996...........    34
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    35
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    36
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    37
  Notes to Financial Statements.............................    38
ORBCOMM USA, L.P.
  Independent Auditors' Report..............................    45
  Balance Sheets as of December 31, 1997 and 1996...........    46
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    47
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    48
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    49
  Notes to Financial Statements.............................    50
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report..............................    53
  Balance Sheets as of December 31, 1997 and 1996...........    54
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    55
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    56
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    57
  Notes to Financial Statements.............................    58
ORBITAL COMMUNICATIONS CORPORATION
  Independent Auditors' Report..............................    61
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    62
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996, and 1995......................    63
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................    64
  Consolidated Statement of Stockholders' Deficit for the
     Years Ended December 31, 1994, 1995, 1996, and 1997....    65
  Notes to Consolidated Financial Statements................    66
TELEGLOBE MOBILE PARTNERS
  Independent Auditors' Report..............................    72
  Independent Auditors' Report..............................    73
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    74
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996, and 1995 and Total Accumulated
     During Development Stage through December 31, 1997.....    75
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995 and Total Cash Flows
     During Development Stage through December 31, 1997.....    76
  Consolidated Statements of Partners' Capital for the
     period July 21, 1993 (date of inception) to December
     31, 1997...............................................    77
  Notes to Consolidated Financial Statements................    78

                          INDEPENDENT AUDITORS' REPORT

The Partners
ORBCOMM Global, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM Global, L.P. ("ORBCOMM") (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997. These financial statements are the responsibility of ORBCOMM's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM (a development stage enterprise) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP
Washington, D.C.
February 5, 1998

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,106   $ 56,870
  Investments...............................................    22,756     54,769
  Other receivables.........................................     1,931        753
  Inventory.................................................     2,160      1,751
                                                              --------   --------
     Total Current Assets...................................    42,953    114,143
Investments.................................................         0     41,843
Other receivables...........................................         0        517
ORBCOMM System, net.........................................   263,379    170,034
Other assets, net...........................................     5,527      6,138
Investments in and advances to affiliates...................     4,777     (3,166)
Investment in ORBCOMM Japan.................................       333          0
                                                              --------   --------
          TOTAL ASSETS......................................  $316,969   $329,509
                                                              ========   ========
                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Current portion of long-term debt.........................  $  1,087   $    991
  Accounts payable -- Orbital Sciences Corporation..........    21,100      4,648
  Other accounts payable and accrued liabilities............    17,174     13,650
                                                              --------   --------
     Total Current Liabilities..............................    39,361     19,289
  Long-term debt............................................   171,190    172,278
                                                              --------   --------
     Total Liabilities......................................   210,551    191,567
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................    57,834     73,596
  Orbital Communications Corporation........................    48,584     64,346
                                                              --------   --------
     Total Partners' Capital................................   106,418    137,942
                                                              --------   --------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $316,969   $329,509
                                                              ========   ========

               See accompanying notes to the financial statements

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                               YEARS ENDED              STAGE
                                                              DECEMBER 31,             THROUGH
                                                       ---------------------------   DECEMBER 31,
                                                         1997       1996     1995        1997
                                                       --------   --------   -----   ------------
REVENUES:
  Product sales......................................  $    517   $    268   $   0     $    785
  Distribution fees..................................         0        100     900        1,000
  Other..............................................        10         52       0           62
                                                       --------   --------   -----     --------
     Total revenues..................................       527        420     900        1,847
EXPENSES:
  Costs of product sales.............................       517        268       0          785
  Depreciation.......................................     7,348      6,198       0       13,546
  Engineering expenses...............................     8,160      5,453       0       13,613
  Marketing, administrative and other expenses.......    12,070      6,933      50       19,062
                                                       --------   --------   -----     --------
     Total expenses..................................    28,095     18,852      50       47,006
                                                       --------   --------   -----     --------
     Income (loss) from operations...................   (27,568)   (18,432)    850      (45,159)
OTHER INCOME AND EXPENSES:
  Interest income, net of interest expenses of $833,
     $307 and $0, respectively.......................     4,545      3,554      59        8,158
  Equity in losses of affiliates.....................    (8,413)    (4,602)   (854)     (13,869)
                                                       --------   --------   -----     --------
NET INCOME (LOSS)....................................  $(31,436)  $(19,480)  $  55     $(50,870)
                                                       ========   ========   =====     ========

               See accompanying notes to the financial statements

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                      CASH FLOWS
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                            YEARS ENDED                 STAGE
                                                            DECEMBER 31,               THROUGH
                                                  --------------------------------   DECEMBER 31,
                                                    1997        1996        1995         1997
                                                  ---------   ---------   --------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................  $ (31,436)  $ (19,480)  $     55    $ (50,870)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
  Depreciation..................................      7,348       6,198          0       13,546
  Amortization of financing fees................        833         307          0        1,140
  Equity in losses of affiliates................      8,413       4,602        854       13,869
  Increase in other receivables.................       (661)     (1,270)         0       (1,931)
  Increase in inventory.........................       (409)     (1,304)      (447)      (2,160)
  Increase in accounts payable -- Orbital
     Sciences Corporation.......................     16,452         573      1,788       21,100
  Increase (decrease) in other accounts payable
     and accrued liabilities....................      3,524       7,471     (1,670)      17,174
                                                  ---------   ---------   --------    ---------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES................      4,064      (2,903)       580       11,868
                                                  ---------   ---------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................   (100,693)    (69,242)   (38,343)    (276,925)
  Increase in amount due from affiliates........    (16,356)     (1,608)      (661)     (18,625)
  Investment in ORBCOMM Japan...................       (333)          0          0         (333)
  Purchase of investments.......................    (47,125)   (136,532)         0     (183,657)
  Proceeds from sale of investments.............    120,893      40,007          0      160,900
                                                  ---------   ---------   --------    ---------
          NET CASH USED IN INVESTING
            ACTIVITIES..........................    (43,614)   (167,375)   (39,004)    (318,640)
                                                  ---------   ---------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term
     debt.......................................          0     164,475          0      169,475
  Repayment of long-term debt...................       (992)       (905)      (825)      (2,722)
  Partners' contributions.......................          0      62,733     38,065      159,800
  Financing fees paid...........................       (222)       (940)    (2,031)      (3,675)
                                                  ---------   ---------   --------    ---------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES................     (1,214)    225,363     35,209      322,878
                                                  ---------   ---------   --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................    (40,764)     55,085     (3,215)      16,106
CASH AND CASH EQUIVALENTS:
  Beginning of period...........................     56,870       1,785      5,000            0
                                                  ---------   ---------   --------    ---------
CASH AND CASH EQUIVALENTS:
  End of period.................................  $  16,106   $  56,870   $  1,785    $  16,106
                                                  =========   =========   ========    =========

               See accompanying notes to the financial statements

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                            TELEGLOBE      ORBITAL
                                                             MOBILE     COMMUNICATIONS
                                                            PARTNERS     CORPORATION      TOTAL
                                                            ---------   --------------   --------
  Capital contributions...................................  $ 10,000       $ 38,149      $ 48,149
  Net income (loss).......................................         0              0             0
  Financing fees..........................................      (242)          (242)         (484)
                                                            --------       --------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1993......................     9,758         37,907        47,665
  Capital contributions...................................         0         10,853        10,853
  Net loss................................................        (4)            (5)           (9)
                                                            --------       --------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1994......................     9,754         48,755        58,509
  Capital contributions...................................    24,750         13,315        38,065
  Net income..............................................        27             28            55
  Financing fees..........................................    (1,014)        (1,014)       (2,028)
                                                            --------       --------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1995......................    33,517         61,084        94,601
  Capital contributions...................................    49,775         12,958        62,733
  Net loss................................................    (9,740)        (9,740)      (19,480)
  Unrealized gains on investments, net....................        44             44            88
                                                            --------       --------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1996......................    73,596         64,346       137,942
  Net loss................................................   (15,718)       (15,718)      (31,436)
  Unrealized losses on investments, net...................       (44)           (44)          (88)
                                                            --------       --------      --------
PARTNERS' CAPITAL, DECEMBER 31, 1997......................  $ 57,834       $ 48,584      $106,418
                                                            ========       ========      ========

               See accompanying notes to the financial statements

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile each holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space segment will consist of a constellation of up to 36 satellites. At December 31, 1997, one plane of two satellites and one plane of eight satellites were in orbit. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some are designed to support specific applications.

  The System Charge

     OCC is obligated to pay to the Company a system charge that is equal to 23% of ORBCOMM USA's total service revenues (the "Output Capacity Charge") less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues") for a calendar quarter in consideration of the construction and financing of the ORBCOMM System assets by the Company. Teleglobe Mobile is obligated to pay to the Company a system charge that is equal to 23% of ORBCOMM International's its total service revenues (the "International Output Capacity Charge") less 1.15% of Total Aggregate Revenues for a calendar quarter in consideration of the Company's grant to Teleglobe Mobile of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. If the Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay any portion of the system charge to ORBCOMM. If the International Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then Teleglobe Mobile is not required to pay any portion of the system charge to ORBCOMM.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  NATURE OF OPERATIONS -- (CONTINUED)
  Regulatory Status

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company is in its development stage, devoting substantially all of its efforts to establishing a new data and messaging communications business. The Company's planned principal operations are expected to commence in the fall of 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Depreciation and Recoverability of Long-Lived Assets

     The Company depreciates its operational assets over the estimated economic useful life using the straight-line method as follows:

                Space Segment Assets:              estimated life of the constellation
                Ground Segment Assets:             10 years
                Furniture and Equipment:           3 to 10 years

     The ORBCOMM System, which includes the worldwide network control center (including the satellite management system), the U.S. Gateway and two satellites, was placed into service at the beginning of 1996, at which time ORBCOMM began depreciating those assets.

     The Company's policy is to review its long-lived assets, including its satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the assets. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

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

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Investments

     The Company maintains two investment portfolios characterized by management's intentions as to future investment activity. Investments classified as "held-to-maturity" are not intended to be sold prior to maturity and are carried at cost. Investments not intended to be held until maturity or traded to capitalize on market gains are classified as "available-for-sale" and are carried at fair value with temporary unrealized gains (losses) charged directly to partners' capital. Investments maturing after one year are classified as long-term investments. The Company uses the average cost method in determining the basis of investments sold when computing realized gains (losses).

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and represents subscriber communicators available for sale to customers.

  Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, receivables, and accounts payables approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on quoted market rates. At December 31, 1997 and 1996, the fair value for the long-term debt approximated market value.

  ORBCOMM System Under Construction

     During the construction of the ORBCOMM System, the Company is capitalizing substantially all construction costs. The Company also is capitalizing a portion of the engineering direct labor costs that relate to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. As of December 31, 1997 and 1996, $4,641,000 and $1,244,000, respectively, of such costs have been capitalized, (none as of December 31, 1995). Interest expenses of $24,060,000, $10,030,000 and $426,000 have been capitalized as a part of the historical cost of the ORBCOMM System for the years ended December 31, 1997, 1996 and 1995, respectively.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Partners' Capital

     In accordance with the Partnership Agreement, Teleglobe Mobile and OCC are both general and limited partners in the Company. Therefore, limited and general partner accounts are combined into one single capital account and presented as such in the balance sheets and statements of partners' capital.

  Revenue Recognition

     Revenues are generally recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are generally recognized as such services are rendered. Distribution fees and license fees from service license or similar agreements are recognized ratably over the term of the agreements, or when ORBCOMM's obligations under the agreements are substantially completed.

  Reclassification of Prior Years Balances

     Certain amounts in the prior years financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     Included in cash and cash equivalents is $5,420,000 and $54,527,000 of commercial paper as of December 31, 1997 and 1996, respectively. The fair value of the commercial paper approximates carrying value.

     The following table sets forth the aggregate costs and fair values and gross unrealized gains (losses) of available-for-sale investments as of December 31, 1997 and 1996:

                                                      DECEMBER 31, 1997                   DECEMBER 31, 1996
                                                        (IN THOUSANDS)                     (IN THOUSANDS)
                                               --------------------------------   ---------------------------------
                                                        UNREALIZED                          UNREALIZED
                                                          GAINS                               GAINS
                                                COST     (LOSSES)    FAIR VALUE    COST      (LOSSES)    FAIR VALUE
                                               ------   ----------   ----------   -------   ----------   ----------
SHORT-TERM
U.S. Treasury Notes..........................  $    0       $0         $    0     $21,152      $54        $21,206
Commercial Paper.............................   1,278        0          1,278      10,229       (2)        10,227
                                               ------       --         ------     -------      ---        -------
  Total short-term investments...............   1,278        0          1,278      31,381       52         31,433
                                               ------       --         ------     -------      ---        -------
LONG-TERM
U.S. Treasury Notes, maturing 2-5 years......       0        0              0      20,329       36         20,365
                                               ------       --         ------     -------      ---        -------
  Total available-for-sale investments.......  $1,278       $0         $1,278     $51,710      $88        $51,798
                                               ======       ==         ======     =======      ===        =======

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS -- (CONTINUED)
     The following table sets forth the aggregate cost and fair values of held-to-maturity investments as of December 31, 1997 and 1996:

                                                      DECEMBER 31, 1997                   DECEMBER 31, 1996
                                                       (IN THOUSANDS)                      (IN THOUSANDS)
                                              ---------------------------------   ---------------------------------
                                                        UNREALIZED                          UNREALIZED
                                               COST       GAINS      FAIR VALUE    COST       GAINS      FAIR VALUE
                                              -------   ----------   ----------   -------   ----------   ----------
SHORT-TERM
U.S. Treasury Notes.........................  $21,478     $1,841      $23,319     $23,336     $  525      $23,861
LONG-TERM
U.S. Treasury Notes, maturing 2-5 years.....        0          0            0      21,478        542       22,020
                                              -------     ------      -------     -------     ------      -------
  Total held-to-maturity investments........  $21,478     $1,841      $23,319     $44,814     $1,067      $45,881
                                              =======     ======      =======     =======     ======      =======

Unrealized gains on held-to-maturity investments represent accrued interest income as of December 31, 1997 and 1996, respectively.

(4)  RELATED PARTY TRANSACTIONS

     ORBCOMM paid Orbital $41,843,000, $56,177,000 and approximately $38,000,000 for the periods ended December 31, 1997, 1996 and 1995, respectively. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement, the ORBCOMM System Procurement Agreement and the Administrative Services Agreement (for provision of ongoing support to ORBCOMM).

     In 1995, pursuant to the terms of the ORBCOMM System Design, Development and Operations Agreement, the Company reimbursed OCC $1,375,000 for costs previously incurred in obtaining the FCC License and other related costs. The Company capitalized such costs as part of the ORBCOMM System.

     Certain provisions of the Partnership Agreement require ORBCOMM to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the OCC 1992 Stock Option Plan ("Stock Option Plan"). During 1997 and 1996, ORBCOMM reimbursed OCC approximately $598,000 and $1,100,000, respectively, under the Stock Option Plan (none in 1995). In 1996, Orbital contributed approximately $100,000 to OCC to repurchase such shares (none in 1997 and 1995).

(5)  ORBCOMM SYSTEM

     The ORBCOMM System comprises the following assets:

                                                             DECEMBER 31,
                                                            (IN THOUSANDS)
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Space segment........................................    $234,110    $142,678
Ground segment.......................................      42,815      33,554
                                                         --------    --------
Total................................................     276,925     176,232
Less accumulated depreciation........................     (13,546)     (6,198)
                                                         --------    --------
Total, net of depreciation...........................    $263,379    $170,034
                                                         ========    ========

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the offering of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $23,300,000 was used to pay interest that was due on the Notes on February 15, and August 15, 1997.

     The Company also has a $5,000,000 secured note with a financial institution of which $2,277,000 is outstanding. The note bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,000 through December 1999. The note is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center, and is guaranteed by Orbital. A portion of the net proceeds from the offering of the Old Notes, sufficient to pay when due all remaining interest and principal payments on this note, was deposited into a segregated account.

  System Procurement Agreement

     Pursuant to the System Procurement Agreement with Orbital, the Company's remaining obligation to purchase satellites, launch services and the ground system is approximately $49,600,000 over the next two years.

  Lease Commitments

     In November 1997, ORBCOMM entered into a five-year operating lease agreement for approximately 46,000 square feet of additional office space. ORBCOMM has an option to renew the lease for another five-year period immediately upon the expiration of the original operating lease. Rental expense for 1997, 1996 and 1995 amounted to $825,000, $393,000, and $48,000, respectively, which was paid to Orbital as part of the Administrative Services Agreement. Rental expense to third parties amounted to $126,000 in 1997. The future minimum rental payments under non-cancelable operating leases are as follows:

                          PERIODS                             IN THOUSANDS
                          -------                             ------------
1998........................................................     $  978
1999........................................................      1,007
2000........................................................      1,038
2001........................................................      1,062
2002........................................................      1,094
Thereafter..................................................          0
                                                                 ------
  Total minimum lease commitments...........................     $5,179
                                                                 ======

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7)  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1998, two additional satellites for the ORBCOMM constellation were successfully launched and have been placed in a high inclination orbit using Orbital's Taurus(R) launch vehicle.

     As of March 31, 1998, OCC and Teleglobe Mobile each paid to the Company an additional $10,000,000 in capital contributions (or debt financing expressly subordinated to the Notes) as required under the Indenture governing the Notes.

                          INDEPENDENT AUDITORS' REPORT

The Partners
ORBCOMM USA, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM USA, L.P. ("ORBCOMM USA") (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997. These financial statements are the responsibility of ORBCOMM USA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA (a development stage enterprise) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP
Washington, D.C.
February 5, 1998

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                    ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $    65   $    54
  Prepaid contract costs....................................      123         0
                                                              -------   -------
          TOTAL ASSETS......................................  $   188   $    54
                                                              =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable..........................................  $    38   $   120
  Other accounts payable and accrued liabilities............      765       222
                                                              -------   -------
     Total Current Liabilities..............................      803       342
  Amount due to ORBCOMM Global, L.P. .......................    8,635     3,578
                                                              -------   -------
     Total Liabilities......................................    9,438     3,920
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  ORBCOMM Global, L.P.......................................   (9,065)   (3,789)
  Orbital Communications Corporation........................     (185)      (77)
                                                              -------   -------
     Total Partners' Capital................................   (9,250)   (3,866)
                                                              -------   -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $   188   $    54
                                                              =======   =======

               See accompanying notes to the financial statements

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                              TOTAL
                                                                                           ACCUMULATED
                                                                                              DURING
                                                                                           DEVELOPMENT
                                                               YEARS ENDED                    STAGE
                                                               DECEMBER 31,                  THROUGH
                                                     --------------------------------      DECEMBER 31,
                                                      1997         1996         1995           1997
                                                     -------      -------      ------      ------------
REVENUES:
  Product sales....................................  $   127      $   229      $    0        $   356
  Contract revenues................................        0            0       1,360          4,203
  Service revenues.................................       45           11           0             56
                                                     -------      -------      ------        -------
     Total revenues................................      172          240       1,360          4,615
EXPENSES:
  Costs of product sales...........................      383          262           0            645
  Marketing expenses...............................    5,173        2,984       2,230         13,230
                                                     -------      -------      ------        -------
     Total expenses................................    5,556        3,246       2,230         13,875
                                                     -------      -------      ------        -------
NET LOSS...........................................  $(5,384)     $(3,006)     $ (870)       $(9,260)
                                                     =======      =======      ======        =======

               See accompanying notes to the financial statements

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                      CASH FLOWS
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                                YEARS ENDED             STAGE
                                                               DECEMBER 31,            THROUGH
                                                         -------------------------   DECEMBER 31,
                                                          1997      1996     1995        1997
                                                         -------   -------   -----   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $(5,384)  $(3,006)  $(870)    $ (9,260)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  Increase in accounts receivable......................      (11)      (54)      0          (65)
  Increase in prepaid contract costs...................     (123)        0       0         (123)
  Increase (decrease) in accounts payable..............      (82)      (57)    177           38
  Increase in other accounts payable and accrued
     liabilities.......................................      543       190      32          765
                                                         -------   -------   -----     --------
          NET CASH USED IN OPERATING ACTIVITIES........   (5,057)   (2,927)   (661)      (8,645)
                                                         -------   -------   -----     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global, L.P........    5,057     2,917     661        8,635
  Partners' contributions..............................        0         0       0           10
                                                         -------   -------   -----     --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES....    5,057     2,917     661        8,645
                                                         -------   -------   -----     --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS..........................................        0       (10)      0            0
CASH AND CASH EQUIVALENTS:
  Beginning of period..................................        0        10      10            0
                                                         -------   -------   -----     --------
CASH AND CASH EQUIVALENTS:
  End of period........................................  $     0   $     0   $  10     $      0
                                                         =======   =======   =====     ========

               See accompanying notes to the financial statements

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                   TELEGLOBE      ORBITAL       ORBCOMM
                                                    MOBILE     COMMUNICATIONS   GLOBAL,
                                                   PARTNERS     CORPORATION      L.P.      TOTAL
                                                   ---------   --------------   -------   -------
  Capital contributions..........................     $2           $   8       $     0    $    10
  Net income (loss)..............................      0               0             0          0
                                                      --           -----       -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1993.............      2               8             0         10
  Net income (loss)..............................      0               0             0          0
                                                      --           -----       -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1994.............      2               8             0         10
  Capital transfer...............................     (2)             (8)           10          0
  Net loss.......................................      0             (17)         (853)      (870)
                                                      --           -----       -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1995.............      0             (17)         (843)      (860)
  Net loss.......................................      0             (60)       (2,946)    (3,006)
                                                      --           -----       -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1996.............      0             (77)       (3,789)    (3,866)
  Net loss.......................................      0            (108)       (5,276)    (5,384)
                                                      --           -----       -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1997.............     $0           $(185)      $(9,065)   $(9,250)
                                                      ==           =====       =======    =======

               See accompanying notes to the financial statements

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile each holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space segment will consist of a constellation of up to 36 satellites. At December 31, 1997, one plane of two satellites and one plane of eight satellites were in orbit. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some are designed to support specific applications.

  The System Charge and U.S. Marketing Services

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

     Additionally, pursuant to the terms of the system charge agreement, through September 12, 1995 ORBCOMM USA furnished all management, labor, facilities and material necessary to perform, on a best efforts basis, certain marketing services in the United States (the "U.S. Marketing Services"), on a cost reimbursable basis. The U.S. Marketing Services portion of the system charge agreement expired on September 12, 1995.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  NATURE OF OPERATIONS -- (CONTINUED)
ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company and ORBCOMM USA are in the development stage, devoting substantially all of their efforts to establishing a new data and messaging communications business. The planned principal operations of the Company and ORBCOMM USA are expected to commence in the fall of 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Pursuant to banking arrangements, ORBCOMM USA has no cash or cash equivalents in accordance with the zero balance agreement with ORBCOMM.

  Revenue Recognition

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenues are recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Service revenues are recognized as such services are rendered.

(3)  RELATED PARTY TRANSACTIONS

     Through September 1995, ORBCOMM USA provided U.S. Marketing Services to OCC on a cost reimbursable basis. Payments by OCC to ORBCOMM USA for U.S. Marketing Services were based on ORBCOMM USA's monthly costs incurred. For the period ended December 31, 1995 and the period from June 30, 1993 (date of inception) through December 31, 1994, ORBCOMM USA received $1,360,000 and $2,843,000, respectively, from OCC as reimbursement of costs to provide U.S. Marketing Services.

     At December 31, 1997 and 1996, ORBCOMM USA had a payable of $8,635,000 and $3,578,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets. ORBCOMM USA is currently in the development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the offering of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $23,300,000 was used to pay interest that was due on the Notes on February 15, and August 15, 1997.

(5)  SUBSEQUENT EVENT (UNAUDITED)

     In February 1998, two additional satellites for the ORBCOMM constellation were successfully launched and have been placed in a high inclination orbit using Orbital's Taurus(R) launch vehicle.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM International Partners, L.P. ("ORBCOMM International") (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997. These financial statements are the responsibility of ORBCOMM International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International (a development stage enterprise) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from June 30, 1993 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP
Washington, D.C.
February 5, 1998

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $     0    $    15
  Inventory-gateway Earth stations..........................   19,580      3,871
  Amount due from ORBCOMM Global, L.P.......................        0      1,309
                                                              -------    -------
          TOTAL ASSETS......................................  $19,580    $ 5,195
                                                              =======    =======
                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 1,200    $   728
  Deferred revenue..........................................   13,270      6,147
                                                              -------    -------
     Total Current Liabilities..............................   14,470      6,875
  Amount due to ORBCOMM Global, L.P.........................    9,990          0
                                                              -------    -------
     Total Liabilities......................................   24,460      6,875
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................      (98)       (34)
  ORBCOMM Global, L.P.......................................   (4,782)    (1,646)
                                                              -------    -------
     Total Partners' Capital................................   (4,880)    (1,680)
                                                              -------    -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $19,580    $ 5,195
                                                              =======    =======

               See accompanying notes to the financial statements

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                TOTAL
                                                                                             ACCUMULATED
                                                                                                DURING
                                                                                             DEVELOPMENT
                                                                YEARS ENDED                     STAGE
                                                                DECEMBER 31,                   THROUGH
                                                      --------------------------------       DECEMBER 31,
                                                       1997          1996         1995           1997
                                                      -------       -------       ----       ------------
REVENUES:
  Product sales................................       $    56       $     8        $0          $    64
EXPENSES:
  Costs of product sales.......................           104             6         0              110
  Marketing expenses...........................         3,152         1,692         0            4,844
                                                      -------       -------        --          -------
     Total expenses............................         3,256         1,698         0            4,954
                                                      -------       -------        --          -------
NET LOSS.......................................       $(3,200)      $(1,690)       $0          $(4,890)
                                                      =======       =======        ==          =======

               See accompanying notes to the financial statements

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       TOTAL
                                                                                     CASH FLOWS
                                                                                       DURING
                                                                                    DEVELOPMENT
                                                               YEARS ENDED             STAGE
                                                              DECEMBER 31,            THROUGH
                                                        -------------------------   DECEMBER 31,
                                                          1997      1996     1995       1997
                                                        --------   -------   ----   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $ (3,200)  $(1,690)  $ 0      $ (4,890)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  (Increase) decrease in accounts receivable..........        15       (15)    0             0
  Increase in inventory -- gateway Earth stations.....   (15,709)   (3,871)    0       (19,580)
  Increase in accounts payable and accrued
     liabilities......................................       472       728     0         1,200
  Increase in deferred revenue........................     7,123     6,147     0        13,270
                                                        --------   -------   ---      --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES................................   (11,299)    1,299     0       (10,000)
                                                        --------   -------   ---      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in amount due from ORBCOMM
     Global, L.P......................................     1,309    (1,309)    0             0
                                                        --------   -------   ---      --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES................................     1,309    (1,309)    0             0
                                                        --------   -------   ---      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to OBCOMMM Global, L.P.......     9,990         0     0         9,990
  Partners' contributions.............................         0         0     0            10
                                                        --------   -------   ---      --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES...     9,990         0     0        10,000
                                                        --------   -------   ---      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............         0       (10)    0             0

CASH AND CASH EQUIVALENTS:
  Beginning of period.................................         0        10    10             0
                                                        --------   -------   ---      --------

CASH AND CASH EQUIVALENTS:
  End of period.......................................  $      0   $     0   $10      $      0
                                                        ========   =======   ===      ========

               See accompanying notes to the financial statements

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                      ORBITAL       TELEGLOBE   ORBCOMM
                                                   COMMUNICATIONS    MOBILE     GLOBAL,
                                                    CORPORATION     PARTNERS     L.P.      TOTAL
                                                   --------------   ---------   -------   -------
  Capital contributions..........................       $ 8           $  2     $     0    $    10
  Net income (loss)..............................         0              0           0          0
                                                        ---           ----     -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1993.............         8              2           0         10
  Net income (loss)..............................         0              0           0          0
                                                        ---           ----     -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1994.............         8              2           0         10
  Net income (loss)..............................         0              0           0          0
  Capital transfer...............................        (8)            (2)         10          0
                                                        ---           ----     -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1995.............         0              0          10         10
  Net loss.......................................         0            (34)     (1,656)    (1,690)
                                                        ---           ----     -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1996.............         0            (34)     (1,646)    (1,680)
  Net loss.......................................         0            (64)     (3,136)    (3,200)
                                                        ---           ----     -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1997.............       $ 0           $(98)    $(4,782)   $(4,880)
                                                        ===           ====     =======    =======

               See accompanying notes to the financial statements

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile each holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space segment will consist of a constellation of up to 36 satellites. At December 31, 1997, one plane of two satellites and one plane of eight satellites were in orbit. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some are designed to support specific applications.

  The System Charge

     Pursuant to the terms of the international system charge agreement between ORBCOMM, Teleglobe Mobile and ORBCOMM International, ORBCOMM International has agreed to pay Teleglobe Mobile an international output capacity charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States and for the exclusive use of the system assets outside the United States.

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

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company and ORBCOMM International are in the development stage, devoting substantially all of their efforts to establishing a new data and messaging communications business. The planned principal operations of the Company and ORBCOMM International are expected to commence in the fall of 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or the sale of subscriber communicator hardware are generally recognized when contracts are completed, products are shipped or when customers have accepted the products or services, depending on contractual terms. Distribution fees and license fees from service license or similar agreements are recognized ratably over the term of the agreements, or when ORBCOMM International's obligations under the agreements are substantially completed.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three-months or less to be cash equivalents. Pursuant to banking arrangements, ORBCOMM International has no cash and cash equivalents in accordance with the zero balance agreement with ORBCOMM.

  Inventory

     Inventory consists of work-in-process for the construction of gateway Earth stations for sale to international licensees.

(3)  RELATED PARTY TRANSACTIONS

     At December 31, 1997, ORBCOMM International had a payable of $9,990,000 to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets. As of December 31, 1996, ORBCOMM International had a receivable of $1,309,000 from ORBCOMM that represents a net cash outflow to ORBCOMM. ORBCOMM International is currently in the development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     At December 31, 1997 and 1996, ORBCOMM International had a payable of $87,000 and $225,000, respectively, to Teleglobe Canada Inc., an affiliate of Teleglobe Mobile, for a contracted employee to provide international marketing services.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM Internationals except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the offering of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $23,300,000 was used to pay interest that was due on the Notes on February 15, and August 15, 1997.

  Construction of Gateway Earth Stations

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years, with the first installations occurring during the first quarter of 1998. As of December 31, 1997 and 1996, ORBCOMM International had $19,580,000 and $3,871,000, respectively, of prepaid contract costs of which $11,016,000 and $3,547,000, respectively, represent advance payments to those manufacturers. Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory-gateway Earth stations is a portion of the engineering direct labor costs that are specifically related to the construction of gateway Earth stations. At December 31, 1997, $1,609,000 of such costs had been included in inventory-gateway Earth stations (none at December 31, 1996).

(5)  SERVICE LICENSE OR SIMILAR AGREEMENTS

     ORBCOMM International has signed thirteen service license or similar agreements with international licensees, ten of which have associated gateway procurement contracts and software license agreements. The service license or similar agreements authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. At December 31, 1997 and 1996, $13,270,000 and $6,147,000, respectively, had been received under these agreements and recorded as deferred revenue. ORBCOMM International is obligated to ship ten gateways under certain of these agreements (see note 4).

(6)  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1998, two additional satellites for the ORBCOMM constellation were successfully launched and have been placed in a high inclination orbit using Orbital's Taurus(R) launch vehicle.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Orbital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Orbital Communications Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP
Washington, D.C.
February 4, 1998

                       ORBITAL COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     34   $   142
  Accounts receivable.......................................        65        29
  Other current assets......................................       123        --
                                                              --------   -------
     Total current assets...................................       222       171
Investments in affiliates...................................    54,663    67,667
                                                              --------   -------
          TOTAL ASSETS......................................  $ 54,885   $67,838
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Accounts payable..........................................  $     41   $   117
  Accrued expenses..........................................       765       388
  Promissory Notes..........................................       331       166
                                                              --------   -------
     Total current liabilities..............................     1,137       671
  Due to affiliates.........................................    84,160    78,728
                                                              --------   -------
     Total Liabilities......................................    85,297    79,399
Non-Controlling Interest in Net Assets of Consolidated
  Subsidiary................................................    (4,533)   (1,894)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, par value $0.01; 8,000,000 shares
     authorized; 4,751,292 and 4,730,392 shares issued;
     4,656,720 and 4,679,620 shares outstanding.............        48        47
  Additional paid-in capital................................       350       210
  Treasury stock, at cost, 94,572 and 50,772 shares.........      (730)     (155)
  Accumulated deficit.......................................   (25,547)   (9,769)
                                                              --------   -------
     Total stockholders' deficit............................   (25,879)   (9,667)
                                                              --------   -------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......  $ 54,885   $67,838
                                                              ========   =======

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------   -------   -------
REVENUES:
  Contract revenues.........................................  $     --   $    --   $15,652
  Service and product revenues..............................       172       240        --
                                                              --------   -------   -------
     Total revenues.........................................       172       240    15,652
EXPENSES:
  Costs of product sales....................................       383       265    10,851
  Marketing, administrative and other expenses..............     5,202     2,959     5,671
                                                              --------   -------   -------
     Total expenses.........................................     5,585     3,224    16,522
     Loss from operations...................................    (5,413)   (2,984)     (870)
OTHER INCOME AND EXPENSES:
  Equity in earnings (losses) of affiliates.................   (13,004)   (8,268)      454
  Non-controlling interest in net losses of consolidated
     subsidiary.............................................     2,639     1,473       426
                                                              --------   -------   -------
  Income (loss) before provision for income taxes...........   (15,778)   (9,779)       10
  Provision for income taxes................................        --        --        --
                                                              --------   -------   -------
NET INCOME (LOSS)...........................................  $(15,778)  $(9,779)  $    10
                                                              ========   =======   =======

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(15,778)  $ (9,779)  $     10
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Equity in earnings (losses )of affiliates.................    13,004      8,268       (454)
  Non-controlling interest in net losses of consolidated
     subsidiary.............................................    (2,639)    (1,473)      (426)
  Decrease (increase) in accounts receivable................       (36)       873     11,010
  Decrease (increase) in other assets.......................      (123)        --      1,375
  Increase (decrease) in accounts payable...................       (76)       113       (355)
  Increase (decrease) in accrued expenses...................       377       (131)        --
                                                              --------   --------   --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES......................................    (5,271)    (2,129)    11,160
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates.................................        --    (12,958)   (13,319)
                                                              --------   --------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............        --    (12,958)   (13,319)
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees...........       141        124         77
  Purchases of treasury stock, net of reimbursement from
     ORBCOMM Global, L.P. ..................................      (575)      (104)       (51)
  Repayments of promissory notes............................      (166)        --         --
  Net borrowings from affiliates............................     5,763     15,209      2,133
                                                              --------   --------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     5,163     15,229      2,159
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (108)       142         --

CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................       142         --         --
                                                              --------   --------   --------

CASH AND CASH EQUIVALENTS:
  End of period.............................................  $     34   $    142   $     --
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK      ADDITIONAL   TREASURY STOCK    RETAINED
                                        ------------------    PAID-IN     ---------------   EARNINGS
                                         SHARES     AMOUNT    CAPITAL     SHARES   AMOUNT   (DEFICIT)    TOTAL
                                        ---------   ------   ----------   ------   ------   ---------   --------
BALANCE, DECEMBER 31, 1994............  4,654,186    $47        $  9          --   $  --    $     --    $     56
  Shares issued to employees..........      8,936     --          77          --      --          --          77
  Treasury stock purchased............         --     --          --       3,012     (51)         --         (51)
  Net income..........................         --     --          --          --      --          10          10
                                        ---------    ---        ----      ------   -----    --------    --------
BALANCE, DECEMBER 31, 1995............  4,663,122     47          86       3,012     (51)         10          92
  Shares issued to employees..........     67,270     --         124          --      --          --         124
  Treasury stock purchased, net of
     reimbursement from ORBCOMM
     Global, L.P. ....................         --     --          --      47,760    (104)         --        (104)
  Net loss............................         --     --          --          --      --      (9,779)     (9,779)
                                        ---------    ---        ----      ------   -----    --------    --------
BALANCE, DECEMBER 31, 1996............  4,730,392     47         210      50,772    (155)     (9,769)     (9,667)
  Shares issued to employees..........     20,900      1         140          --      --          --         141
  Treasury stock purchased, net of
     reimbursement from ORBCOMM
     Global, L.P. ....................         --     --          --      43,800    (575)         --        (575)
  Net loss............................         --     --          --          --      --     (15,778)    (15,778)
                                        ---------    ---        ----      ------   -----    --------    --------
BALANCE, DECEMBER 31, 1997............  4,751,292    $48        $350      94,572   $(730)   $(25,547)   $(25,879)
                                        =========    ===        ====      ======   =====    ========    ========

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization and Business

     Orbital Communications Corporation ("OCC") is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). OCC and Teleglobe Mobile are each 50% General Partners in ORBCOMM, and ORBCOMM is a 98% General Partner in each of the two marketing partnerships. Additionally, OCC is a 2% direct General Partner in ORBCOMM USA, and Teleglobe Mobile is a 2% direct General Partner in ORBCOMM International. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. OCC consolidates the financial results of ORBCOMM USA.

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The ORBCOMM System comprises three operational segments: (i) a space segment consisting of a constellation of 36 LEO satellites; (ii) a ground and control segment consisting of a network control center which serves as the global control for the satellites, gateway Earth stations which send signals to and receive signals from the satellites, and gateway control centers which serve as message switching systems that process the message traffic; and (iii) a subscriber segment consisting of subscriber units used by customers to transmit and receive messages to and from satellites.

     The space segment will consist of a constellation of 36 satellites. At December 31, 1997, one plane of two satellites and one plane of eight satellites are operating in orbit. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of the ORBCOMM System. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some are designed to support specific applications.

     ORBCOMM USA has been granted the exclusive right to market, sell, lease and franchise the ORBCOMM System output capacity in the U.S. and the exclusive use of the ORBCOMM System assets in the U.S.

  The System Charge

     In consideration of the construction and financing of the ORBCOMM System assets by ORBCOMM, OCC is obligated to pay ORBCOMM a system charge equal to 23% of ORBCOMM USA's total service revenues (the "Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues. If the Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then OCC is not required to pay any portion of the system charge to ORBCOMM.

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

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of OCC and ORBCOMM USA. All material transactions and accounts among consolidated entities have been eliminated in consolidation.

  Revenue Recognition

     OCC recognizes revenues on long-term contracts using the percentage of completion method of accounting. Accordingly, revenues on long-term fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. Anticipated contract losses are recognized as they become known. OCC currently has no long-term contracts, but was the primary supplier of the ORBCOMM System through its April 1995 completion. ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized when rendered.

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

  Investments in Affiliates

     OCC uses the equity method of accounting for its investments in and earnings of affiliates in which OCC has the ability to significantly influence, but not control, such affiliate's operations. In accordance with the equity method of accounting, OCC's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses. OCC's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, each affiliate. Any excess of the amount of OCC's investment and the amount of the underlying equity in each affiliate's net assets is amortized over a period of twenty years.

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     OCC's policy is to review its long-lived assets, including investments in affiliates, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. OCC recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset.

  Fair Value of Financial Instruments

     The carrying value of OCC's current assets and current liabilities approximate fair value since all such instruments are short-term in nature.

  Stock Based Compensation

     Prior to January 1, 1996, OCC accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, OCC adopted Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. OCC has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 7).

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. OCC will adopt the provisions of SFAS No. 130 in 1998. The disclosure of comprehensive income in accordance with SFAS No. 130 will not impact the manner of presentation of OCC's financial statements as currently and previously reported.

(3)  INVESTMENTS IN AFFILIATES

     OCC's and Teleglobe Mobile's total capital commitments to ORBCOMM as of December 31, 1997 are $75,275,000 and $84,525,000, respectively, all of which had been contributed through December 31, 1996. Pursuant to the terms of the relevant partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial policies, OCC is accounting for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

     At December 31, 1997, ORBCOMM had total assets, total liabilities and total partners' capital of $316,969,000, $210,551,000 and $106,418,000, respectively.
ORBCOMM recorded $527,000 in revenues and $31,436,000 in losses for the year ended December 31, 1997. Based on its current assessment of the overall business prospects of the ORBCOMM partnerships and the ORBCOMM System, OCC currently believes its investments in ORBCOMM and ORBCOMM International are fully recoverable. If in the future, the ORBCOMM business is not successful, OCC may be required to expense part or all of its investments.

                       ORBITAL COMMUNICATIONS CORPORATION

(4)  RELATED PARTY TRANSACTIONS

     Pursuant to the terms of the ORBCOMM System agreement, ORBCOMM contracted directly with Orbital to procure additional communications satellites and launch services. During 1997, 1996, and 1995, ORBCOMM purchased hardware and services from Orbital totaling $57,505,000, $55,435,000, and $23,672,000, respectively.

     OCC was the prime contractor and Orbital the subcontractor of the ORBCOMM System, consisting of communications satellites, launch vehicles and ground systems, and successfully launched the ORBCOMM System satellites in April 1995. During 1995, OCC recorded contract revenues on sales to ORBCOMM of $15,652,000 and purchased hardware and services totaling $4,477,000 from Orbital. OCC also procured U.S. marketing services from ORBCOMM USA on a cost reimbursable basis through September 1995. During 1995, OCC purchased marketing services totaling $1,360,000. In 1997 and 1996, OCC recorded no contract revenues on sales to ORBCOMM and purchased no hardware or services from Orbital or ORBCOMM USA.

     OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing agreement. As of December 31, 1997 and 1996, OCC owed Orbital $75,513,000 and $74,786,000, respectively, none of which is currently payable. As of December 31, 1997, OCC owes ORBCOMM $12,000 and has no liabilities to either ORBCOMM International or ORBCOMM USA. As of December 31, 1996, OCC owed $112,000 and $7,000 to ORBCOMM and ORBCOMM International, respectively.

     ORBCOMM USA currently obtains all of its funding from ORBCOMM via non-interest bearing intercompany borrowing agreements. As of December 31, 1997 and 1996, ORBCOMM USA owed ORBCOMM $8,635,000 and $3,578,000, respectively, none of which is currently payable.

(5)  INCOME TAXES

     OCC had no current or deferred provision for income taxes for the years ended December 31, 1997, 1996, and 1995. There are no significant differences between pre-tax financial statement income and taxable income in 1997, 1996, and 1995.

     The differences between the actual taxes and taxes computed at the U.S. Federal income tax rate of 34% are summarized as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                         ------------------
                                                         1997   1996   1995
                                                         ----   ----   ----
U.S. Federal statutory rate............................  (34%)  (34%)   34%
Generation (utilization) of net operating loss
  carryforward.........................................   34%    34%   (34%)
                                                         ----   ----   ----
Effective Rate.........................................     0      0      0
                                                         ====   ====   ====

     The tax effects of significant temporary differences at December 31, 1997 and 1996 are as follows:

                                                               DECEMBER 31,
                                                              (IN THOUSANDS)
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Deferred Tax Assets:
  Net operating loss carryforward and other...............  $ 9,939    $ 3,975
  Valuation allowance.....................................   (9,939)    (3,975)
                                                            -------    -------
                                                            $     0    $     0
                                                            =======    =======

                       ORBITAL COMMUNICATIONS CORPORATION

(6)  COMMITMENTS AND CONTINGENCIES

     On August 7, 1996, ORBCOMM and ORBCOMM Global Capital Corporation (a wholly-owned subsidiary of ORBCOMM) co-issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's stockholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.).

(7)  STOCK OPTION PLAN

     OCC adopted a stock option plan in 1992 (the "ORBCOMM Plan"). The ORBCOMM Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of OCC, ORBCOMM, ORBCOMM USA, ORBCOMM International and Orbital. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by a committee consisting of two OCC Board members and two members appointed by Teleglobe Mobile. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period.

     Certain provisions of the ORBCOMM Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The total amount of cash for stock repurchases and promissory note repayments is restricted to $1,000,000 per year, in accordance with the terms of the Notes (See Note 6). During 1997 and 1996, OCC paid $829,000 and $1,000,000 in cash and issued $331,000 and $166,000 in promissory notes to repurchase 43,800 and 47,760 shares of common stock, respectively. The 1996 promissory notes were repaid in 1997. These repurchases were funded by (i) reimbursements from ORBCOMM pursuant to the terms of the Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. and (ii) contributions from Orbital.

     The following tables summarize information regarding the options under the ORBCOMM Plan for the last three years:

                                                                     WEIGHTED      OUTSTANDING
                                     NUMBER       OPTION PRICE       AVERAGE           AND
                                    OF SHARES       PER SHARE     EXERCISE PRICE   EXERCISABLE
                                    ---------    ---------------  --------------   -----------
OUTSTANDING AT DECEMBER 31,
  1994............................   599,074     $ 1.50 -- $14.00     $ 5.64         298,657
  Granted.........................         0            --                --
  Exercised.......................    (8,936)    $ 1.50 -- $13.00     $ 3.87
  Canceled or Expired.............   (44,238)    $ 1.50 -- $13.00     $ 6.74
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1995............................   545,900     $ 1.50 -- $14.00     $ 5.56         411,086
  Granted.........................   154,500     $17.00 -- $25.00     $20.50
  Exercised.......................   (67,270)    $ 1.50 -- $13.00     $ 2.43
  Canceled or Expired.............   (34,300)    $ 1.50 -- $17.00     $13.81
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1996............................   598,830     $ 1.50 -- $25.00     $ 9.40         393,903
  Granted.........................   284,500     $ 1.50 -- $26.50     $26.50
  Exercised.......................   (20,900)    $ 1.50 -- $25.00     $ 6.68
  Canceled or Expired.............  (112,600)         $25.00          $14.86
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1997............................   749,830     $ 1.50 -- $26.50     $15.22         415,804
                                    ========     ================     ======

                       ORBITAL COMMUNICATIONS CORPORATION

(7)  STOCK OPTION PLAN -- (CONTINUED)

                   NUMBER      WEIGHTED AVERAGE                        NUMBER         WEIGHTED
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE      AVERAGE
EXERCISE PRICES  AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97   EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   --------------
$ 1.50 -- $ 4.00    261,540      4.82 years             $ 2.37          261,540         $ 2.38
$ 5.25 -- $25.00    163,790      6.52 years             $13.39          116,389         $11.79
$26.50 -- $26.00    324,500      9.36 years             $ 6.50           37,875         $26.50
$ 1.50 -- $26.50    749,830      7.16 years             $15.22          415,804         $ 7.21

(8)  STOCK BASED COMPENSATION

     On January 1, 1996, OCC adopted SFAS 123. OCC uses the Black-Scholes option-pricing model to determine the pro forma impact to OCC's net income
(loss). The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1997 and 1996 respectively, are as follows: volatility, 30% and 30%; dividend yield, zero percent and zero percent; risk free interest rate, 6.1% and 5.6%; average expected life, 4.5 and 4.5 years; additional shares available, 48,878 and 20,778; and weighted-average exercise price per option grant, $26.50 and $20.50. The majority of these assumptions were not applicable for 1995.

     OCC recorded compensation expense related to the ORBCOMM Plan of $32,000 for the year ended December 31, 1995. No stock based compensation expense was recorded in 1996 or 1997. Had the company determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method proscribed by SFAS 123, OCC's net loss would have been $16,460,000 and $10,200,000 for the years ended December 31, 1997 and 1996, respectively. Pro forma net loss reflects only options granted in 1997, 1996, and 1995, and therefore, may not be representative of the effects for future periods.

(9)  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1998, two additional satellites for ORBCOMM's constellation were successfully launched and have been placed in high inclination orbit using Orbital's Taurus launch vehicle.

     As of March 31, 1998, OCC and Teleglobe Mobile each paid additional $10,000,000 in capital contributions as required under the Indenture Agreement.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Teleglobe Mobile Partners

     We have audited the consolidated balance sheets of Teleglobe Mobile Partners (the "Partnership") (a development stage enterprise) as of December 31, 1997 and 1996, and the consolidated statements of operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1997, and for the period from July 21, 1993 (date of inception), through December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, these consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Partnership (a development stage enterprise) as of December 31, 1997 and 1996, and the results of its operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1997, and for the period from July 21, 1993 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                  Grant Thornton LLP
Vienna, Virginia
February 20, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Teleglobe Mobile Partners

     We have audited the consolidated balance sheet of Teleglobe Mobile Partners (the "Partnership") (a development stage enterprise) as at December 31, 1995, and the consolidated statements of operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership (a development stage enterprise) as at December 31, 1995, and the results of its operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1995, in accordance with generally accepted accounting principles in the United States of America.

                                                  Grant Thornton
                                                  General Partnership
                                                  Chartered Accountants

Montreal, Canada
June 25, 1996

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,439   $ 1,618
  Accounts receivable.......................................       40        17
  Inventory-gateway Earth stations..........................   19,580     3,871
  Amount due from ORBCOMM Global, L.P. .....................        0     1,309
                                                              -------   -------
     Total Current Assets...................................   21,059     6,815
Investments in affiliates...................................   59,645    74,361
                                                              -------   -------
          TOTAL ASSETS......................................  $80,704   $81,176
                                                              =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 1,565   $   899
  Deferred revenue..........................................   13,270     6,147
                                                              -------   -------
     Total Current Liabilities..............................   14,835     7,046
  Amount due to ORBCOMM Global, L.P. .......................    9,990         0
                                                              -------   -------
     Total Liabilities......................................   24,825     7,046
  Non-controlling interest in net assets of ORBCOMM
     International Partners, L.P. ..........................   (2,391)     (823)
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile, L.P. ...................................   40,381    51,942
  TR (U.S.A.) Ltd. .........................................   17,481    22,486
  Teleglobe Mobile Investment Inc. .........................      408       525
                                                              -------   -------
     Total Partners' Capital................................   58,270    74,953
                                                              -------   -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $80,704   $81,176
                                                              =======   =======

        See accompanying notes to the consolidated financial statements

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       TOTAL
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                                    DEVELOPMENT
                                                          YEARS ENDED                  STAGE
                                                         DECEMBER 31,                 THROUGH
                                                  ---------------------------      DECEMBER 31,
                                                    1997      1996      1995           1997
                                                  --------   -------   ------   -------------------
REVENUES:
  Product sales.................................  $     56   $     8   $    0        $     64
EXPENSES:
  Costs of product sales........................       104         6        0             110
  Marketing, administrative and other
     expenses...................................     3,565     1,967      743           7,213
                                                  --------   -------   ------        --------
       Total expenses...........................     3,669     1,973      743           7,323
                                                  --------   -------   ------        --------
       Loss from operations.....................    (3,613)   (1,965)    (743)         (7,259)
OTHER INCOME AND EXPENSES:
  Interest income (expense), net................        78       617    1,253           1,948
  Equity in losses of ORBCOMM Global, L.P.......   (14,672)   (8,975)    (219)        (23,866)
  Non-controlling interest in losses of ORBCOMM
     International Partners, L.P. ..............     1,568       828        0           2,396
                                                  --------   -------   ------        --------
NET INCOME (LOSS)...............................  $(16,639)  $(9,495)  $  291        $(26,781)
                                                  ========   =======   ======        ========

        See accompanying notes to the consolidated financial statements

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                      CASH FLOWS
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                              YEARS ENDED               STAGE
                                                             DECEMBER 31,              THROUGH
                                                     -----------------------------   DECEMBER 31,
                                                       1997       1996      1995         1997
                                                     --------   --------   -------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................  $(16,639)  $ (9,495)  $   291     $(26,781)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
  Equity in losses of ORBCOMM Global, L.P. ........    14,672      8,975       219       23,866
  Non-controlling interest in losses of ORBCOMM
     International Partners, L.P. .................    (1,568)      (828)        0       (2,396)
  Increase in accounts receivable..................       (23)       (17)        0          (40)
  Increase in inventory-gateway Earth stations.....   (15,709)    (3,871)        0      (19,580)
  Increase (decrease) in accounts payable and
     accrued liabilities...........................       666        628      (667)       1,565
  Increase in deferred revenue.....................     7,123      6,147         0       13,270
                                                     --------   --------   -------     --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES.............................   (11,478)     1,539      (157)     (10,096)
                                                     --------   --------   -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates........................         0    (49,780)  (24,742)     (84,525)
  Decrease (increase) in amount due from ORBCOMM
     Global, L.P. .................................     1,309     (1,309)        0            0
                                                     --------   --------   -------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES.............................     1,309    (51,089)  (24,742)     (84,525)
                                                     --------   --------   -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global,
     L.P. .........................................     9,990          0         0        9,990
  Partners' contributions..........................         0     17,000    59,062       86,065
  Non-controlling interest in net assets of ORBCOMM
     International Partners, L.P. .................         0          0         5            5
                                                     --------   --------   -------     --------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES.............................     9,990     17,000    59,067       96,060
                                                     --------   --------   -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................      (179)   (32,550)   34,168        1,439
CASH AND CASH EQUIVALENTS
  Beginning of period..............................     1,618     34,168         0            0
                                                     --------   --------   -------     --------
CASH AND CASH EQUIVALENTS:
  End of period....................................  $  1,439   $  1,618   $34,168     $  1,439
                                                     ========   ========   =======     ========

        See accompanying notes to the consolidated financial statements

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                  TELEGLOBE
                                                 TELEGLOBE         MOBILE        TR (U.S.A.)
                                                MOBILE, L.P.   INVESTMENT INC.      LTD.        TOTAL
                                                ------------   ---------------   -----------   --------
  Capital contributions.......................    $  9,903          $ 100         $      0     $ 10,003
  Net loss....................................        (480)            (5)               0         (485)
                                                  --------          -----         --------     --------
PARTNERS' CAPITAL, DECEMBER 31, 1993..........       9,423             95                0        9,518
  Net loss....................................        (449)            (4)               0         (453)
                                                  --------          -----         --------     --------
PARTNERS' CAPITAL, DECEMBER 31, 1994..........       8,974             91                0        9,065
  Capital contributions.......................      27,719            281           31,062       59,062
  Excess of contributions from a new partner
     to the existing partners.................      10,587            106          (10,693)           0
  Net income..................................         134              1              156          291
  Share of financing fees of ORBCOMM Global,
     L.P. ....................................        (703)            (7)            (304)      (1,014)
                                                  --------          -----         --------     --------
PARTNERS' CAPITAL, DECEMBER 31, 1995..........      46,711            472           20,221       67,404
  Capital contributions.......................       9,256             94            7,650       17,000
  Excess of contributions from a new partner
     to the existing partners.................       2,525             25           (2,550)           0
  Net loss....................................      (6,580)           (67)          (2,848)      (9,495)
  Share of unrealized gains on investments of
     ORBCOMM Global, L.P., net................          30              1               13           44
                                                  --------          -----         --------     --------
PARTNERS' CAPITAL, DECEMBER 31, 1996..........      51,942            525           22,486       74,953
  Net loss....................................     (11,531)          (116)          (4,992)     (16,639)
  Share of unrealized losses on investments of
     ORBCOMM Global, L.P., net................         (30)            (1)             (13)         (44)
                                                  --------          -----         --------     --------
PARTNERS' CAPITAL, DECEMBER 31, 1997..........    $ 40,381          $ 408         $ 17,481     $ 58,270
                                                  ========          =====         ========     ========

        See accompanying notes to the consolidated financial statements

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), is a majority-owned indirect subsidiary of Teleglobe Inc. ("Teleglobe") and is included in Teleglobe's consolidated financial statements. The Partnership was originally formed July 21, 1993, in accordance with the provisions of the Delaware Uniform Partnership Law. As of June 29, 1994, the original Partnership was amended and restated by admitting a new partner to the Partnership. The Partnership's term commenced on June 29, 1994 and shall terminate on December 31, 2015.

     In 1993, the Partnership and Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership.

     The Partnership and OCC also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Partnership and OCC are each 50% general partners in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, the Partnership is a 2% direct general partner in ORBCOMM International, and OCC is a 2% direct general partner in ORBCOMM USA. Directly and indirectly, the Partnership currently holds 51% and 49% of ORBCOMM International and ORBCOMM USA, respectively.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space segment will consist of a constellation of up to 36 satellites. At December 31, 1997, one plane of two satellites and one plane of eight satellites were in orbit. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a new network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some are designed to support specific applications.

  The System Charge

     The Partnership is obligated to pay quarterly to ORBCOMM a system charge in consideration of ORBCOMM's grant to the Partnership of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. Such system charge is calculated as 23% of ORBCOMM International's total service revenues for such quarter ("International Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM International and ORBCOMM USA total system service revenues. If the International Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then the Partnership is not required to pay and does not owe any portion of the system charge to ORBCOMM. No such charges have been incurred.

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

(1)  NATURE OF OPERATIONS -- (CONTINUED)

ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Partnership is in the development stage, devoting substantially all of its efforts to establishing a new data and messaging communications business through ORBCOMM. The planned principal operations of the Partnership are expected to commence in the fall of 1998. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States. They include the accounts of the Partnership and its subsidiary, ORBCOMM International. All significant intercompany transactions and balances have been eliminated on consolidation.

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

  Inventory

     Inventory consists of work-in-process for the construction of gateway Earth stations for sale to international licensees.

  Investments in Affiliates

     The Partnership uses the equity method of accounting for its investments in and earnings of affiliates in which the Partnership has the ability to significant influence, but not control, such affiliates' operations. In accordance with the equity method of accounting, the Partnership carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses. The Partnership's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, each affiliate.

     Goodwill, consisting of the excess of the cost of the Partnership's investment over its equity in the underlying net assets of ORBCOMM at the acquisition date, is included in the Investments in affiliates. Goodwill is amortized on a straight-line basis, starting October 1, 1996, over the estimated economic useful life of the ORBCOMM System.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Each year, the Partnership reviews the underlying value of its investments by comparing its carrying amount to its net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and non-discounted cash flows. Any permanent impairment of such value would be written off to expense.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or sale of subscriber communicator hardware are generally recognized when contracts are completed, products are shipped or when customers have accepted the products or services, depending on contractual terms. Distribution fees and license fees from service license or similar agreements are recognized ratably over the term of the agreements, or when ORBCOMM International's obligations under the agreements are substantially complete.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying consolidated financial statements.

  Fair Value of Financial Instruments

     The carrying value of the Partnership's cash and cash equivalents, receivables, and accounts payable approximates fair value since all such instruments are short-term in nature.

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Partnership will adopt the provisions of SFAS No. 130 in 1998.

  Reclassification of Prior Years Balances

     Certain amounts in prior years consolidated financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS IN AFFILIATES

     As of December 31, 1997, goodwill, net of accumulated amortization in the amount of $522,000 ($63,000 as of December 31, 1996), included in the Investments in affiliates amounts to $4,040,000 ($4,562,000 as of December 31, 1996).

     Pursuant to the terms of the relevant partnership agreements, (i) the Partnership and OCC share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) the Partnership controls the operational and financial affairs of ORBCOMM International and (iii) OCC controls the operational and financial affairs of ORBCOMM USA. Since the Partnership is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM USA's operating and financial policies, the Partnership is accounting for its investments in ORBCOMM and ORBCOMM USA using the equity method of accounting.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     The following tables summarize the information concerning the income, assets and liabilities of ORBCOMM, including ORBCOMM's equity interests in ORBCOMM USA and ORBCOMM International.

                                                                                  TOTAL
                                                                               ACCUMULATED
                                                                                  DURING
                                                                               DEVELOPMENT
                                                       YEARS ENDED                STAGE
                                                      DECEMBER 31,               THROUGH
                                                     (IN THOUSANDS)            DECEMBER 31,
                                              -----------------------------        1997
                                                1997       1996      1995     (IN THOUSANDS)
                                              --------   --------   -------   --------------
INCOME STATEMENT DATA
  Revenue...................................  $    527   $    420   $   900        $   1,847
  Net income (loss).........................   (31,436)   (19,480)       55          (50,870)

                                                                  DECEMBER 31,
                                                                 (IN THOUSANDS)
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
BALANCE SHEET DATA
  Total assets..............................................  $316,969    $329,509
  Total liabilities.........................................   210,551     191,567
  Partners' capital
     Teleglobe Mobile Partners..............................    57,834      73,596
     Orbital Communications Corporation.....................    48,584      64,346

     Based on its current assessment of the overall business prospects of ORBCOMM's marketing partnerships and the ORBCOMM System, the Partnership currently believes its investments in ORBCOMM and ORBCOMM USA are fully recoverable. If in the future, the ORBCOMM business is not successful, the Partnership may be required to expense part or all of its investments.

(4)  RELATED PARTY TRANSACTIONS

     As of December 31, 1997, ORBCOMM International had a payable of $9,990,000 to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets. As of December 31, 1996, ORBCOMM International had a receivable of $1,309,000 from ORBCOMM that represents net cash outflow to ORBCOMM. ORBCOMM International is currently in the development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1997 and 1996, ORBCOMM International had a payable of $87,000 and $225,000, respectively, to Teleglobe Canada Inc., an affiliate of the Partnership, for a contracted employee to provide international marketing services.

     As of December 31, 1997, the Partnership had a payable of $200,000 to ORBCOMM Canada Inc., an affiliate of the Partnership, for an employee to provide management services to ORBCOMM on behalf of the Partnership (none as of December 31, 1996).

     In 1996, the Partnership entered into an administrative services agreement with Teleglobe, the ultimate parent company of the Partnership. Under this agreement, Teleglobe provides management services to the Partnership. Teleglobe invoices the Partnership for those services on a monthly basis. As of December 31, 1997, the Partnership owed Teleglobe $141,000 ($155,000 as of December 31,
1996).

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the offering of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, $23,300,000 was used to pay interest that was due on the Notes on February 15, and August 15, 1997.

  Construction of Gateway Earth Stations

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years, with the first installations occurring during the first quarter 1998. As of December 31, 1997 and 1996, ORBCOMM International had $19,580,000 and $3,871,000, respectively, of prepaid contract costs of which $11,016,000 and $3,547,000, respectively, represent advance payments to those manufacturers. Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory -- gateway Earth stations is a portion of the engineering direct labor costs that are specifically related to the construction of gateway Earth stations. As of December 31, 1997, $1,609,000 of such costs had been included in inventory-gateway Earth stations (none as of December 31, 1996).

(6)  SERVICE LICENSE OR SIMILAR AGREEMENTS

     ORBCOMM International has signed thirteen service license or similar agreements with international licensees, ten of which have associated gateway procurement contracts and software license agreements. The service license or similar agreements authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1997 and 1996, $13,270,000 and $6,147,000, respectively, had been received under these agreements and recorded as deferred revenue. ORBCOMM International is obligated to ship ten gateways under certain of these agreements (see note 5).

(7)  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1998, two additional satellites for the ORBCOMM constellation were successfully launched and have been placed in a high inclination orbit using Orbital's Taurus(R) launch vehicle.

     As of March 31, 1998, OCC and the Partnership each paid to the Company an additional $10,000,000 in capital contributions (or debt financing expressly subordinated to the Notes) as required under the Indenture governing the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     The Partnership Agreement provides that the management of ORBCOMM is the exclusive responsibility of the General Partners. Officers of ORBCOMM are nominated by the President of ORBCOMM and elected by the General Partners and exercise such authority as they are granted by the General Partners.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as of March 31, 1998 concerning the executive officers of ORBCOMM and the directors and executive officers of Capital.

        NAME               AGE                          POSITION
--------------------       ---       ----------------------------------------------
Scott L. Webster           45        Chief Executive Officer of ORBCOMM
                                      President and Director of Capital
Alan L. Parker             59        President, Global Development of ORBCOMM
Robert F. Latham           55        President and Chief Operating Officer of
                                      ORBCOMM
W. Bartlett Snell          46        Senior Vice President Finance and
                                      Administration, Chief Financial Officer and
                                      Treasurer of ORBCOMM
                                     Vice President, Treasurer and Director of
                                      Capital
Robert L. Vence            56        Senior Vice President Engineering and
                                      Operations of ORBCOMM
Abdul H. Rana              47        Senior Vice President Product Management and
                                      Development of ORBCOMM
Brian L. Williams          48        Senior Vice President Marketing, Strategy and
                                      Communications of ORBCOMM
Mary Ellen Seravalli       39        Senior Vice President, General Counsel and
                                      Secretary of ORBCOMM
                                     Vice President and Secretary of Capital

     Scott L. Webster has been Chairman and Chief Executive Officer of ORBCOMM since February 1998. Mr. Webster also has been the President of OCC since 1997. He has been President and Director of Capital since March 1998. Mr. Webster is a co-founder of Orbital, and served in various consulting capacities with Orbital from 1993 to 1996. He served as President of Orbital's Space Data Division from 1990 to 1993 and was Executive Vice President of that organization from 1989 to 1990. Mr. Webster served as Orbital's Vice President and Senior Vice President of Marketing from Orbital's inception in 1982 until 1989. Previously, he held technical and management positions at Advanced Technology Laboratories and Litton Industries.

     Alan L. Parker has been President, Global Development of ORBCOMM since February 1998 and was the President of ORBCOMM from June 1993 to February 1998 and Chief Executive Officer of ORBCOMM from February 1996 to February 1998. Mr. Parker was President and Director of Capital from July 1996 to March 1998. Mr. Parker is also Executive Vice President of OCC. Mr. Parker was a member of the United States delegation to WARC-92, the WRC held in 1993 and WRC-95. Mr. Parker's experience includes 25 years with Ford Aerospace and Ford Motor Company. Mr. Parker served as Chairman and Chief Executive Officer of Ford Aerospace Satellite Services Corporation from 1982 to 1986 and was Vice President of Marketing and Business Planning of Ford Aerospace Corporation from 1976 to 1986. Prior to 1976,

Mr. Parker held several marketing and product planning positions at Ford, including Car Product Development, Ford of Europe and Corporate Product Planning and Research.

     Robert F. Latham has been President and Chief Operating Officer of ORBCOMM since February 1998 and was Executive Vice President and Chief Operating Officer of ORBCOMM from May 1997 to February 1998. From April 1997 to May 1997, Mr. Latham was an independent consultant to ORBCOMM. From February 1996 to February 1997, Mr. Latham was Managing Director, Telecom for Bell Canada International Management Ltd., UK ("BCIM"). From April 1996 until November 1996, Mr. Latham was secunded to Mercury Communications, Limited in London, England as the Managing Director, Commercial Services. Prior to joining BCIM, Mr. Latham spent 28 years with Bell Canada, most recently as Group Vice President ("GVP"), Gateways and Public Telephony. From July 1992 to February 1995, Mr. Latham held the positions of GVP, Business Sales and Services, and GVP, Signature Service, with responsibility for Bell Canada's business accounts. From 1986 to 1991, Mr. Latham led the development of Bell Cellular as President and Chief Executive Officer. Prior to 1986, Mr. Latham held a variety of positions with Bell Canada, including in the areas of Business Development, Customer Services, Regulatory Matters, Cost and Performance and Forecasting and Planning.

     W. Bartlett Snell has been Senior Vice President Finance and Administration, Chief Financial Officer and Treasurer of ORBCOMM since February 1996. Mr. Snell has been Vice President, Treasurer and Director of Capital since July 1996. From 1993 to 1996, Mr. Snell was President and Chief Executive Officer of PowerSource Solutions, Inc., a company specializing in assisting organizations undertaking strategic corporate change. From 1992 to 1993, Mr. Snell was Senior Vice President and General Manager of People Karch International, an international provider of work-site health promotion services, health and fitness software and corporate child care programs. Prior to 1992, Mr. Snell worked for IBM Corporation. Mr. Snell is a member of both the Northern Virginia Business RoundTable and the Northern Virginia Technology Council.

     Robert L. Vence has been Senior Vice President Engineering and Operations of ORBCOMM from April 1997 to March 1998. Effective April 3, 1998, Mr. Vence will resign his position with ORBCOMM. From September 1996 to April 1997, Mr. Vence was Director of Messaging Services for Iridium. From 1987 to 1996, Mr. Vence was Vice President of Engineering and Operations at SkyTel. From 1984 to 1987, Mr. Vence was Program Manager and Member of Executive Staff for Computer Sciences Corporation. From 1983 to 1984, Mr. Vence was Senior Manager of Network Operations for MCI. Mr. Vence's career in high technology began in the United States Coast Guard in 1963. During his 20-year tenure in the Coast Guard, he centralized its nationwide air and ground voice communications system, managed Atlantic and Gulf Coast communications and navigation system stations, managed a worldwide very low frequency radio navigation system and served as aircraft commander of a C-130 unit.

     Abdul H. Rana has been Senior Vice President Product Management and Development of ORBCOMM since December 1997. From January 1997 to December 1997, Dr. Rana was Vice President of Engineering and Technology Services for GE LogistiCom, where he provided technical leadership for development and launch of a low-cost mobile satellite communications product for asset management. From 1984 to 1996, Dr. Rana held several positions at GTE in the areas of product development and program management, where, among other achievements, he managed the launch of several successful commercial data and video products, was three times the recipient of the GTE Leslie Warner Award, GTE's highest technical honor, and twice the recipient of President's Awards for personal technical and professional achievements. Prior to 1984, Dr. Rana held technical and management positions at COMSAT Labs and ENSCO Incorporated in the areas of satellite communications and signal processing. Dr. Rana received his Ph.D. in engineering in 1977 and has 20 years of engineering and product development experience in telecommunications, satellite and cellular communications and wireless data networks. Dr. Rana has published over 30 articles in professional journals and currently is a member of the Institute of Electrical and Electronics Engineers Inc.

     Brian L. Williams has been Senior Vice President Marketing, Strategy and Communications of ORBCOMM since December 1997. Between May 1997 and December 1997, Mr. Williams was Senior Vice President, Marketing and Product Development at ORBCOMM, and from January 1997 to May 1997,

Mr. Williams was Vice President, Marketing, Strategy and Communications at ORBCOMM. From March 1995 to January 1997, Mr. Williams was Senior Vice President of Marketing and Business Development for Optex Communications Corporation, a development stage company creating high-speed, high-capacity data storage and imaging technologies. From December 1992 to March 1995, he was a director with Bell Atlantic Video Services Company, where he was instrumental in the formation of Bell Atlantic's multimedia strategy and many of Bell Atlantic's strategic partner alliances. From 1986 to 1992, Mr. Williams held several marketing and product development positions at NEC Technologies, Inc., including the position of Assistant Vice President of Marketing. Mr. Williams has served on the Board of Directors for the Electronic Industries Association-Consumer Electronics Group.

     Mary Ellen Seravalli has been Senior Vice President, General Counsel and Secretary of ORBCOMM since January 1997 and was Vice President and General Counsel of ORBCOMM from January 1996 to December 1996. Ms. Seravalli has been Vice President and Secretary of Capital since July 1996. From 1991 to 1995, Ms. Seravalli was Assistant General Counsel of Orbital and from January 1995 to December 1995 she was also a Vice President of Orbital. Prior to 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she gained significant experience representing both lenders and borrowers in connection with the establishment of various types of credit facilities.

PARTNER REPRESENTATION

     Pursuant to the Partnership Agreements of ORBCOMM, ORBCOMM USA and ORBCOMM International, each General Partner is represented at the meetings of the General Partners by up to three authorized representatives. Each General Partner may by notice to the other change its designated authorized representatives. Set forth below is information as of March 31, 1998 regarding each of the General Partners' representatives.

OCC

     David W. Thompson, 44, is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of Orbital since 1982. From 1981 to 1982, Mr. Thompson was Special Assistant to the President at Hughes Aircraft Company's Missile Systems Group. From 1977 to 1979, Mr. Thompson was employed by NASA at the Marshall Space Flight Center as a project manager and engineer. Prior to that, he worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.

     Jeffrey V. Pirone, 37, has been Executive Vice President and Chief Financial Officer of Orbital since January 1998. Mr. Pirone has also been the Vice President and Chief Financial Officer of OCC since June 1996. Prior to January 1998, he held a number of positions at Orbital, including Senior Vice President and Chief Financial Officer and Vice President and Controller. Prior to joining Orbital in 1991, Mr. Pirone was a Senior Manager at KPMG Peat Marwick LLP.

     Scott L. Webster is a representative of OCC.

Teleglobe Mobile

     Claude Seguin, 48, is Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc., the managing partner of Teleglobe Mobile. He is also the Executive Vice-President, Finance and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as Deputy Minister from 1987 to 1992. Mr. Seguin sits on the boards of Telesystem International Wireless Corporation, Levesque Beaubien Geoffrion Inc. and La Societe generale de financement du Quebec. He is also a former governor of the Montreal Exchange and director of Caisse de depot et placement du Quebec.

     William J. Meder, 55, has been President of ORBCOMM Canada Inc., a majority-owned subsidiary of Teleglobe, since August 1994 and is also a part-owner of ORBCOMM Canada Inc. Mr. Meder has also been Vice President, Special Projects of ORBCOMM since July 1997. From 1993 to 1994, Mr. Meder was a business consultant and, from 1990 to 1993, Chief Operating Officer of Henry Birks and Sons Ltd. From 1982 to 1989, Mr. Meder was the Chief Executive Officer of Comp-u-Card Canada, Inc. and, from 1978 to 1982, Chief Executive Officer of Imperial Manufacturing Inc. Prior to that, Mr. Meder spent 13 years with IBM in various senior management positions. Mr. Meder was formerly a chairman of Syscor, an information services company serving hospitals in the Montreal area, and President of the Young Presidents Association.

     Marc J.E. Leroux, 47, has been President and Chief Operating Officer of Teleglobe World Mobility, a division of Teleglobe, since 1994. Since 1992, Mr. Leroux has also served as Vice President, Technology of Teleglobe. Prior to 1992, Mr. Leroux was Senior Manager, Services Development with Bell-Northern Research Ltd., a telecommunications research and development company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation earned, awarded or paid in the fiscal years ended December 31, 1997, 1996 and 1995, as applicable, to those persons who were at December 31, 1997, the Chief Executive Officer and the four other most highly compensated executive officers of ORBCOMM (collectively, the "Named Officers").

                                                                       LONG-TERM
                                         ANNUAL COMPENSATION         COMPENSATION
                                     ----------------------------   ---------------
                                                                       NUMBER OF
                                                                      SECURITIES
                                                                      UNDERLYING         ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS     OPTIONS/SARS(1)   COMPENSATION(2)
-----------------------------------  -------  --------   --------   ---------------   ---------------
Alan Parker........................  1997     $210,000   $ 73,500           --            $14,404
  President and Chief Executive      1996      200,000     60,000           --             16,655
  Officer (3)                        1995      167,846     33,512           --              7,905
Robert F. Latham...................  1997(5)   108,692    157,800       70,000             32,250
  Executive Vice President and       1996(6)        --         --           --                 --
  Chief Operating Officer (4)        1995(6)        --         --           --                 --
W. Bartlett Snell..................
  Senior Vice President Finance and  1997      160,000     53,965           --             10,189
  Administration, Chief Financial    1996      127,769     44,000       25,000             10,480
  Officer and Treasurer              1995(6)        --         --           --                 --
Brian L. Williams..................  1997(7)   147,692     68,867       30,000              6,518
  Senior Vice President Marketing,   1996(6)        --         --           --                 --
  Strategy and Communications        1995(6)        --         --           --                 --
Mary Ellen Seravalli...............  1997      150,000     52,531           --              7,645
  Senior Vice President, General     1996      130,000     33,000       20,000              9,342
  Counsel and Secretary              1995(6)        --         --           --                 --

------------------------------
(1) Shares of common stock of OCC subject to options granted under the OCC Stock Option Plan.

(2) Includes ORBCOMM matching and profit sharing contributions made under ORBCOMM's 401(k) plan. The 1997 amount for Robert F. Latham also reflects payments by ORBCOMM of $10,385 in consulting fees prior to his employment by ORBCOMM and $14,008 in moving expenses paid by ORBCOMM.

(3) In February 1998, Mr. Parker ceased being President and Chief Executive Officer of ORBCOMM and became President, Global Development of ORBCOMM.

(4) In February 1998, Mr. Latham became President and Chief Operating Officer of ORBCOMM.

(5) Represents compensation beginning in May 1997 when Mr. Latham started his employment at ORBCOMM.

(6) No compensation is reported where the individual person did not serve as an executive officer of ORBCOMM during a given fiscal year.

(7) Represents compensation from the end of January 1997, when Mr. Williams started his employment at ORBCOMM.

OCC OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information on grants of stock options to the Named Officers pursuant to the Stock Option Plan during the fiscal year ended December 31, 1997, which options are reflected in the Summary Compensation Table.

                                               INDIVIDUAL GRANTS
                         --------------------------------------------------------------   POTENTIAL REALIZED VALUE
                         NUMBER OF                                                          AT ASSUMED RATES OF
                         SECURITIES    % OF TOTAL                PRICE ON                 STOCK PRICE APPRECIATION
                         UNDERLYING    GRANTED TO    EXERCISE     DATE OF                     FOR OPTION TERM
                          OPTIONS     EMPLOYEES IN     PRICE       GRANT     EXPIRATION   ------------------------
         NAME             GRANTED     FISCAL YEAR    ($/SHARE)   ($/SHARE)      DATE         5%            10%
         ----            ----------   ------------   ---------   ---------   ----------   ---------    -----------
Robert F. Latham.......    55,000        19.33        $26.50      $26.50      5/15/07     $916,614     $2,322,800
                           15,000         5.27         26.50       26.50      7/18/07      249,986        633,513
Brian L. Williams......    30,000        10.54         26.50       26.50      2/05/07      499,971      1,267,025

EMPLOYMENT AGREEMENT

     On May 15, 1997, ORBCOMM and Robert F. Latham entered into an employment agreement that sets forth the terms and conditions of Mr. Latham's employment with ORBCOMM. The employment agreement is for a term of three years commencing on May 15, 1997, and is automatically extended from year to year thereafter unless terminated either by ORBCOMM or Mr. Latham. Pursuant to the terms of the employment agreement, Mr. Latham received a $75,000 signing bonus and is entitled to a base salary of $180,000 per year. In addition to the signing bonus and base salary, under the employment agreement Mr. Latham is eligible to receive from ORBCOMM, among other things, an annual bonus of up to 50% of his base salary, relocation expenses of up to $50,000 and a loan of up to $50,000. Mr. Latham was also awarded options to purchase 55,000 shares of OCC common stock at a price of $26.50 per share. The options vest, pro rata, over a period of four years with one-fourth vested on the date of the grant, and are generally governed by the terms of the Stock Option Plan. In the event of a termination of Mr. Latham's employment, either: (i) by the Company without cause (as defined in the agreement); or (ii) by Mr. Latham within three months following a change of control (as defined in the agreement), Mr. Latham will be entitled to receive from ORBCOMM: (x) a lump sum severance payment of twelve months annual base salary (in the case of a termination without cause) or a lump sum severance payment of the remaining balance of Mr. Latham's base salary through the end of the term of the agreement plus 50% of Mr. Latham's then current annual base salary (in the case of a change in control); (y) accelerated vesting of OCC stock options; and (z) relocation expenses of up to $50,000. Pursuant to the terms of the employment agreement, Mr. Latham has an obligation not to solicit any employees of ORBCOMM for a period of one year following termination of his employment with ORBCOMM.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the partnership interests of ORBCOMM as of March 1, 1998.

                      NAME AND ADDRESS                        PARTNERSHIP INTEREST
                      ----------------                        --------------------
Orbital Communications Corporation..........................           50%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166
Teleglobe Mobile Partners...................................           50%
  c/o Teleglobe Inc.
  1000, rue de La Gauchetiere ouest
  Montreal, Quebec H3B 4X5

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of ORBCOMM, OCC, Teleglobe Mobile and Orbital have entered into a series of agreements or arrangements for the development, construction, operation and marketing of the ORBCOMM system. The following paragraphs are a summary of the material provisions of certain of these agreements and are qualified in their entirety by reference to the actual agreements, which are filed as exhibits to or incorporated by reference in this report.

MASTER AGREEMENT

     As of June 30, 1993, Orbital, OCC, Teleglobe and Teleglobe Mobile entered into the Master Agreement that sets forth the principles upon which the parties have agreed to develop, construct and operate the ORBCOMM system. The Master Agreement subsequently has been amended and restated and currently provides for the following:

     Covenants Relating to OCC. Orbital and OCC have agreed: (i) to preserve OCC's corporate existence; (ii) to use all commercially reasonable efforts to obtain and maintain all material U.S. operating licenses and permits necessary for the construction, operation and marketing of the ORBCOMM system; (iii) to ensure that so long as OCC holds any FCC licenses, OCC will (a) remain a subsidiary of Orbital, other than as a result of options exercised under the OCC Stock Option Plan; (b) carry on no business other than the construction, operation and marketing of the ORBCOMM system or businesses that are in furtherance of, or in connection with, the expansion of the ORBCOMM system; (c) remain the sole holder of all FCC licenses required for the construction, launch and operation of the ORBCOMM system (other than FCC licenses for individual user transceivers and FCC licenses held by ORBCOMM); (iv) subject to certain exceptions, that OCC will not grant, create, assume, incur or suffer to exist any lien affecting OCC or any of its property, rights, revenues or assets and that in no circumstances will OCC grant, create, assume, incur or suffer to exist any lien on any FCC licenses held by OCC; (v) subject to certain exceptions, that Orbital will not dispose of any debt interest in OCC and that OCC will not sell, transfer, convey, lease or otherwise dispose of any assets;
(vi) that OCC will not consolidate, merge or amalgamate with any other person;
(vii) subject to certain exceptions in accordance with the Definitive Agreements (as defined), that Orbital and OCC will not create, amend or repeal any by-laws or modify the OCC certificate of incorporation; (viii) subject to certain exceptions in accordance with the Definitive Agreements, that OCC will not make any loans or give any financial guarantees for the obligations of any other party; and (ix) that Orbital and OCC will not make any assignment for the benefit of creditors or subject OCC to any proceedings under any bankruptcy or insolvency law or take steps to wind up or terminate OCC's corporate existence or engage in any financial restructuring.

     Covenant Relating to Teleglobe Mobile. Teleglobe and Teleglobe Mobile have agreed to preserve Teleglobe Mobile's corporate existence.

     Guarantees. Teleglobe has unconditionally and absolutely guaranteed the full and punctual payment of all of Teleglobe Mobile's payment obligations under the Definitive Agreements to which Teleglobe Mobile is a party. Orbital has unconditionally and absolutely guaranteed the full and punctual payment of all of OCC's payment obligations under the Definitive Agreements to which OCC is a party.

     Change of Control. In the event of a Change of Control (as defined in the Master Agreement) of Orbital or Teleglobe (the "Change of Control Party"), Teleglobe Mobile or OCC, as the case may be (the "Non-Change of Control Party"), has the option: (i) for a period of 180 days from such Change of Control (the "Option Period") to require the Change of Control Party to purchase the Non-Change of Control Party's interest in ORBCOMM at an aggregate price equal to the greater of (a) the Non-Change of Control Party's aggregate Unrecouped Capital Preferences (as defined in the Master Agreement) in such partnerships and (b) the Non-Change of Control Party's direct and indirect Participation Percentage (as defined in the Master Agreement) in each such partnership multiplied by the fair market value (as defined in the Master Agreement) of each such partnership; or (ii) to cause the General Partners of ORBCOMM to adopt a resolution providing that, in the event there is a deadlock on a matter requiring the approval of a Majority in Interest (as defined in the Master Agreement) of the Partners, the President of ORBCOMM shall be entitled to decide on such matter by way of casting a vote or otherwise, as deemed appropriate by the Non-Change of

Control Party, notwithstanding any contrary provision set forth in the Partnership Agreement. Subject to the receipt of all necessary government approvals, upon a Change of Control of Orbital, Orbital agrees to cause OCC to transfer to ORBCOMM all FCC licenses then held by OCC relating to the construction, launch or operation of the ORBCOMM system.

SYSTEM CONSTRUCTION AGREEMENT

     Under the terms of the System Construction Agreement, restated as of September 12, 1995 and subsequently amended, ORBCOMM has agreed to develop, construct, deploy, manage and operate, subject to OCC's ultimate control, the ORBCOMM System satellites and the System Assets, in consideration for which OCC is obligated to remit to ORBCOMM, on a quarterly basis, OCC's allocated portion of the System Charge calculated in accordance with the ORBCOMM Partnership Agreement, provided, however, that, if the Output Capacity Charge for any quarter is less than 1.15% of Total Aggregate Revenues, then OCC shall not be required to pay any portion of the System Charge for such calendar quarter.

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

PROCUREMENT AGREEMENT

     As of September 12, 1995, ORBCOMM and Orbital entered into the Procurement Agreement pursuant to which Orbital has undertaken the overall design, development, construction, integration, test and operation of the ORBCOMM system. The Procurement Agreement was the result of arm's-length negotiations between Orbital and Teleglobe Mobile that took place prior to Teleglobe Mobile's decision to exercise an option to invest an approximately $75 million in additional equity in ORBCOMM. The Procurement Agreement has subsequently been amended and currently provides for the following:

     Under the Procurement Agreement, Orbital will develop, construct and deliver and launch 34 ORBCOMM satellites (ten of which have been launched) and complete the construction and design of the U.S. Ground Segment. Under the Procurement Agreement Orbital will launch the satellites using three Pegasus launch vehicles and the Taurus launch vehicle. To date, Orbital has successfully launched eight satellites on a Pegasus launch vehicle and two satellites on a Taurus launch vehicle. Orbital will also provide in-orbit check-out support for up to 120 days after each of the satellite launches.

     ORBCOMM has agreed to pay Orbital approximately $196.4 million for satellite construction, launch services and other work specified in the Procurement Agreement, not including certain incentive fees. On execution of the Procurement Agreement, ORBCOMM paid to Orbital approximately $17 million representing reimbursement for certain costs incurred through the date thereof. Under the Procurement Agreement, Orbital is entitled to invoice ORBCOMM monthly for a maximum of 90% of certain costs incurred during each month. The remaining ten percent of costs incurred in any month may be invoiced only on completion of certain specified project milestones referred to in the Procurement Agreement as Category B Milestones.

     The remaining balance of the fixed price contract amount is generally allocated to Category A Milestones as defined in the Procurement Agreement. In the event that Orbital fails to achieve any Category A Milestone on or before the scheduled completion date, ORBCOMM is relieved of its obligation to pay the applicable amounts specified for such Category A Milestone until such time as Orbital achieves such Category A Milestone or obtains a waiver in writing from ORBCOMM for such achievement; provided, however, that

Orbital's failure to timely complete any milestone shall not relieve ORBCOMM of its obligation to pay for other achieved milestones.

     Incentive Payments. In addition to the above prices for work and service, Orbital is entitled to receive certain in-orbit performance incentive payments. Payments are to be made on a per-plane basis with the incentive to be earned monthly for each complete month that there are a specified minimum number of working satellites in the plane. The minimum number of working satellites in a plane is seven during the first 30 months of the in-orbit performance incentive period and six during the second 30 months of the in-orbit performance period.

     Optional Work. The Procurement Agreement provides for additional work and services to be performed on an optional basis, including: (i) an option to purchase on or prior to December 31, 1999 a replacement constellation of 32 satellites substantially similar to those of the current system (including launch services using four Pegasus launch vehicles) in accordance with the specifications contained in the Procurement Agreement at a cost of $166.1 million (subject to adjustment for inflation and excluding taxes, if any, and the cost of launch and satellite insurance); and (ii) a one-time option to request Orbital to provide a standard Taurus launch vehicle rather than a Pegasus launch vehicle for any launch procured pursuant to the Procurement Agreement, which option may be exercised by ORBCOMM on or prior to September 12, 1998 at a price to be negotiated, provided that the price will not exceed $21 million.

     Regulatory Matters. Under the terms of the Procurement Agreement, Orbital is required to use all commercially reasonable efforts directly or through OCC:
(i) to obtain and maintain the required U.S. regulatory authority needed to construct, launch and operate the satellites and operate the ORBCOMM system;
(ii) to obtain and maintain FCC regulatory authority for the operation of subscriber units for use in connection with the ORBCOMM system; and (iii) to take reasonable actions in any regulatory proceedings to defend any claims against any regulatory authority granted to Orbital or OCC in connection with the ORBCOMM system or to oppose any application by competing systems that use frequencies below 1 GHz. ORBCOMM has agreed to pay or reimburse Orbital or OCC for all out-of-pocket expenses and internal costs incurred in connection with Orbital's or OCC's efforts.

     Delivery; Title and Risk of Loss. Under the Procurement Agreement, with respect to a satellite launch using the Pegasus launch vehicle, delivery of the launch vehicle and satellites occurs on separation of the launch vehicle from Orbital's L-1011 aircraft. With respect to a satellite launch using a Taurus launch vehicle, delivery of the satellites occurs on intentional ignition of the Taurus launch vehicle. At such time, title to and risk of loss or damage passes to ORBCOMM and ORBCOMM's sole remedy for launch failure, defects, failures to conform to applicable specifications or any other requirements is limited to:
(i) non-payment to Orbital of the specified milestone payment and any satellite performance incentive payment; and (ii) termination of the Procurement Agreement.

     Limitation of Liability. Under no circumstances, regardless of fault, shall Orbital be liable for any damage greater than $10 million excluding: (i) any unpaid portion of Category A Milestone payments; and (ii) any unpaid portion of the in-orbit performance incentive payment.

     Stop Work. ORBCOMM may at any time by written order to Orbital require Orbital to stop all or any part of the work called for by the Procurement Agreement for a period of 60 days or for any further period to which the parties may agree. Within a period of 60 days after a stop-work is delivered to Orbital, or within any extension of that period to which the parties agree, ORBCOMM will either cancel the stop-work order and make an equitable adjustment to the Procurement Agreement for the delay or terminate the work as provided in the Procurement Agreement or if Orbital otherwise agrees to terminate.

     Intellectual Property. In general, all designs, inventions, processes, technical data, drawings and/or confidential information related to the satellites, launch vehicle launch services, the Network Control Center and U.S. Gateway Earth Stations are the exclusive property of Orbital and its subcontractors. All rights, title and interest in and to all underlying intellectual property relating to the work to be performed pursuant to the Procurement Agreement will remain exclusively in Orbital and its subcontractors, notwithstanding Orbital's disclosure of any information or delivery of any data items to ORBCOMM or ORBCOMM's payment to

Orbital for engineering or non-recurring charges. ORBCOMM will not use or disclose such information or property to any third party without the prior written consent of Orbital.

     Termination. ORBCOMM may, by written notice of termination to Orbital, terminate the Procurement Agreement upon the failure of Orbital: (i) to achieve any of the Category A Milestones within 56 weeks after the scheduled completion date set forth in the Milestone Payment Schedule (as defined in the Procurement Agreement) provided that scheduled completion dates can be extended by any excusable delays as a result of a force majeure event; or (ii) to comply in any material respect with any of the provisions of the Procurement Agreement and to correct such failure, within 60 days from the date of Orbital's receipt of written notice thereof from ORBCOMM, setting forth in detail ORBCOMM's basis for termination of the Procurement Agreement.

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

     Output Capacity Charge. In consideration of the grant by OCC to ORBCOMM USA of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States, ORBCOMM USA agrees: (i) within 30 days of the end of each calendar quarter, to notify OCC of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to OCC 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM USA retains sole discretion to set the fees to be paid by its subscribers, VARs and licensees for use of the ORBCOMM System.

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

     International Output Capacity Charge. In consideration of the grant by Teleglobe Mobile to ORBCOMM International of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, ORBCOMM International agrees: (i) within 30 days of the end of each calendar quarter, to notify ORBCOMM of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to Teleglobe Mobile 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM International retains sole discretion to set the fees to be paid by its subscribers, VARs and International Licensees for use of the ORBCOMM System.

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

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe and Teleglobe Mobile have entered into the Proprietary Information and Non-Competition Agreement to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM system. The parties to the agreement that are in receipt of proprietary information agree that they will not, during and for a period of five years after the term of the agreement, use, disclose or otherwise disseminate such proprietary information to any person or make any use of the proprietary information for their own benefit or for the benefit of any other person. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity:
(i) except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements, carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO, non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO MSS below 1 GHz, provided, however, that OCC and Orbital are permitted to: (a) sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and (b) provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years; (ii) assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or (iii) employ any person to work on or represent the ORBCOMM system who will also work on or represent another mobile communications system, without first notifying the President of ORBCOMM.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than five percent of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates and representatives (an "indemnified party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an indemnified party.

     Termination. The Proprietary Information and Non-Competition Agreement will terminate on the earlier of OCC or Teleglobe Mobile ceasing to be both a general partner and a limited partner of ORBCOMM.

AMENDED AND RESTATED ADMINISTRATIVE SERVICES AGREEMENT

     As of January 1, 1997, ORBCOMM and Orbital entered into the Amended and Restated Administrative Services Agreement (the "Administrative Services Agreement") that sets forth the terms on which Orbital has agreed to provide office space and certain administrative and other services to ORBCOMM. The Administrative Services Agreement currently provides for the following:

     Under the terms of the Administrative Services Agreement, Orbital has agreed to provide to ORBCOMM defined office space for a total price per month that is based on ORBCOMM's occupied useable square footage as a percentage of total useable square footage in any Orbital facility occupied by ORBCOMM, and is equal to ORBCOMM's pro rata portion of all Orbital's monthly costs and expenses relating to the applicable facility, including but not limited to rent, mortgage (including interest), operating expenses, taxes, building maintenance, utilities, janitorial services, landscaping, management fees and leasehold improvement amortization for interior buildout. Orbital also has agreed to provide ORBCOMM with certain use and occupancy services on a cost reimbursable basis (as specified therein). The use and occupancy services to be provided by Orbital include management information systems services, security and facilities support, telephone switchboard and communication services, employee training services and other support services. Finally, Orbital has agreed to provide various administrative and executive management services to ORBCOMM on a cost reimbursable basis (as specified therein). The administrative and executive management services to be provided by Orbital include accounting support, payroll processing, miscellaneous purchasing services, personnel services and other administrative services.

     Orbital also has agreed to provide to ORBCOMM certain insurance on a cost reimbursable basis, including health insurance, property and casualty insurance, workers compensation insurance, auto liability insurance, general liability insurance, fiduciary liability insurance, employee dishonesty insurance, transit insurance and aviation products insurance. Orbital shall be required to provide such insurance to ORBCOMM until such time as ORBCOMM can commercially procure its own insurance at a rate comparable to Orbital's, or until such time as the partners of ORBCOMM determine that ORBCOMM should procure its own insurance.

     ORBCOMM has agreed to indemnify Orbital, its directors, officers or employees against any liability in connection with any actions arising out of the performance of the services except to the extent that such liability arises from Orbital's gross negligence or willful misconduct.

     The Administrative Services Agreement continues in effect so long as any of the categories of office space or administrative services are being provided by Orbital, provided that ORBCOMM has the right to terminate any or all of the administrative services being provided by Orbital on 90 days prior written notice to Orbital, and provided further that ORBCOMM shall have the right to terminate the provision by Orbital of any office space occupied by ORBCOMM only upon the expiration of the lease relating to such office space.

ORBCOMM CANADA INC. CONSULTING AGREEMENT

     As of March 18, 1998, ORBCOMM and ORBCOMM Canada Inc. ("ORBCOMM Canada")entered into the ORBCOMM Canada Consulting Agreement, which currently provides for the following:

     ORBCOMM Canada has agreed to furnish to ORBCOMM certain business and industry consultancy services including: (i) arranging meetings with senior executives of Fortune 100 companies with the objective of developing business relationships for ORBCOMM services; (ii) providing advice and counsel to ORBCOMM marketing executives to build and extend ORBCOMM business partner relationships;
(iii) acting as the executive contact for certain application developers, manufacturers and related vendors; (iv) providing advice and counsel to ORBCOMM management as it develops and improves business processes, with a particular focus on sales and pricing policies and practices; and (v) establishing strategic relationships with key partners on a global basis.

     In consideration for these consultancy services, ORBCOMM has agreed to pay ORBCOMM Canada one thousand dollars per day, not to exceed four thousand dollars in any calendar week. Either party may terminate the ORBCOMM Canada Consulting Agreement by giving ten days written notice to the other party.

U.S. GATEWAY EARTH STATION MAINTENANCE SERVICE AGREEMENT

     As of October 1, 1997, Orbital and ORBCOMM entered into the U.S. Gateway Earth Station Maintenance Service Agreement for the purpose of Orbital providing, among other things, to ORBCOMM routine quarterly maintenance, spare equipment, a site representative, repair services, ORBCOMM satellite launch support and special projects in accordance with a detailed Statement of Work to each of the four existing U.S. Gateway Earth Stations. The term of the agreement is for one year. The routine maintenance includes quarterly visits to each Gateway Earth Station site by a qualified engineer or senior technician, transmitter output power tests, command communications tests, environmental monitoring tests, electrical and mechanical hardware inspections, inspection of all grounding connections and inspections of the physical facilities at each Gateway Earth Station site. Orbital is required to hire a site representative to provide periodic visits to the respective sites and to respond to any failure within a specified period. Orbital is required under the agreement to establish a primary and back-up 24-hour point of contact to respond to ORBCOMM telephone queries and alerts. Finally, the agreement provides that Orbital and ORBCOMM will identify special projects where performance characteristics, availability, reliability, life or operational readiness of the ORBCOMM sites can be enhanced. ORBCOMM may terminate the agreement in whole or in part, at any time by providing written notice to Orbital.

ORBCOMM RESELLER AGREEMENT WITH ORBITAL SCIENCES CORPORATION

     On March 3, 1997, ORBCOMM entered into a Reseller Agreement with Orbital. The agreement has subsequently been amended and currently provides that, subject to certain exclusions, ORBCOMM grants to Orbital the non-exclusive right to market and resell ORBCOMM products and services for Intelligent Transportation System monitoring, tracking and messaging applications to Federal, state and local government and commercial accounts. The agreement provides that Orbital will pay to ORBCOMM an activation fee for each new subscriber and monthly access and usage fees for each new and current subscriber solicited by Orbital to use the ORBCOMM system.

     The term of the agreement is for one year renewable automatically for additional terms of one year each unless either party gives 60 days' written notice to the other party.

SERVICE LICENSE AGREEMENTS WITH ORBCOMM CANADA INC. AND CELCOM

     On December 19, 1995 and October 10, 1996, ORBCOMM entered into Service License Agreements with two International Licensees, ORBCOMM Canada Inc., a majority-owned subsidiary of Teleglobe, and Celcom, a wholly owned subsidiary of TRI, respectively. Under the terms of each agreement, which each provides for an initial ten year term and is renewable for up to an additional ten years, ORBCOMM has granted to each International Licensee an exclusive license to market ORBCOMM services throughout its territory and a nonexclusive license to market ORBCOMM services in international waters.

     Each agreement provides that each International Licensee will obtain the necessary regulatory approvals, procure the necessary ground infrastructure and use commercially reasonable efforts to advertise, promote and market the ORBCOMM system throughout the territory. In addition, each International Licensee has agreed to pay certain license fees according to the provisions of each agreement. Finally, each International Licensee pays to ORBCOMM a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee.

SUBSCRIBER UNIT MANUFACTURE AGREEMENT WITH MAGELLAN

     As of July 31, 1996, and for a ten-year term, ORBCOMM entered into a Subscriber Unit Manufacture Agreement with Magellan, a majority-owned subsidiary of Orbital. Under the terms of the agreement, Magellan agrees to manufacture, distribute and service subscriber units to be used with the ORBCOMM system according to specifications and technical requirements established by ORBCOMM. Under the terms of the agreement, ORBCOMM authorizes Magellan to use the ORBCOMM-developed subscriber unit software in subscriber units Magellan offers for sale to ORBCOMM or to any other buyer. ORBCOMM also authorizes Magellan to manufacture and sell each subscriber unit that has been type approved by ORBCOMM. Under the terms of the agreement, ORBCOMM does not remit any payments to Magellan for the development, manufacture or delivery of any subscriber units not specifically purchased by ORBCOMM. Moreover, the agreement provides that Magellan shall pay to ORBCOMM per-subscriber unit royalty for each unit that Magellan sells. Under a letter agreement dated as of March 19, 1998 between ORBCOMM and Magellan, ORBCOMM has agreed to pay to Magellan a subsidy for each Magellan subscriber unit sold through March 1999, up to an aggregate of $2.4 million.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

         The Financial statements listed in the index to the Financial Statements that appears on page of this Report on Form 10-K are filed as part of this Report.

      2. Financial Statement Schedules

         Financial statement schedules have been omitted because they are inapplicable or are not required.

  (b)   Reports on Form 8-K

        Neither ORBCOMM nor Capital has previously been required to file a Report on Form 8-K under the Act.

  (c)   Exhibits.

   2(a)       Purchase Agreement, dated as of August 2, 1996, by and among
              ORBCOMM Capital, ORBCOMM USA, ORBCOMM International, OCC,
              Teleglobe Mobile, Bear Stearns & Co. Inc., J.P. Morgan
              Securities Inc. and RBC Dominion Securities Company.
   3          Organizational Documents.
   3.1(a)     Certificate of Limited Partnership of ORBCOMM.
   3.2(a)     Restated Agreement of Limited Partnership of ORBCOMM.
   3.2.1(d)   Amendment No. 1 to Restated Agreement of Limited Partnership
              of ORBCOMM dated December 2, 1996.
   3.3(a)     Certificate of Limited Partnership of ORBCOMM USA.
   3.4(a)     Restated Agreement of Limited Partnership of ORBCOMM USA.
   3.5(a)     Certificate of Limited Partnership of ORBCOMM International.
   3.6(a)     Restated Agreement of Limited Partnership of ORBCOMM
              International.
   4(a)       Indenture, dated as of August 7, 1996, by and among ORBCOMM,
              Capital, ORBCOMM USA, ORBCOMM International, OCC, Teleglobe
              Mobile and Marine Midland Bank.
  10          Material Contracts.
  10.2(a)     Pledge Agreement, dated as of August 7, 1996, by and among
              ORBCOMM, Capital, and Marine Midland Bank as Collateral
              Agent.
  10.3(a)     International System Charge Agreement, restated as of
              September 12, 1995, by and among ORBCOMM, Teleglobe Mobile and ORBCOMM International.
  10.4(a)     Master Agreement, restated as of September 12, 1995, by and among ORBCOMM, Orbital, ORBCOMM, Teleglobe and Teleglobe
              Mobile.
  10.4.1(b)   Amendment No. 1 to Master Agreement, dated as of February 5,
              1997 by and among OCC, Orbital, Teleglobe and Teleglobe
              Mobile.
  10.5(a)     Procurement Agreement, dated as of September 12, 1995, by
              and between ORBCOMM and Orbital (provided that Appendix I is incorporated by reference to Exhibit 10.24.6 to the
              Quarterly Report on Form 10-Q for the Quarter Ended June 30,
              1993 filed by Orbital on August 13, 1993).
  10.5.1(c)   Amendment No. 1 to Procurement Agreement dated December 9,
              1996 between Orbital and ORBCOMM.
  10.5.2(b)   Amendment No. 2 to Procurement Agreement dated March 24,
              1997 between Orbital and ORBCOMM.
  10.6(a)     Proprietary Information and Non-Competition Agreement,
              restated as of September 12, 1995, by and among ORBCOMM,
              Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA, and
              ORBCOMM International.
  10.7(a)     System Charge Agreement, restated as of September 12, 1995, by and between OCC and ORBCOMM USA.
  10.8(a)     System Construction Agreement, restated as of September 12,
              1995, by and between ORBCOMM and OCC.
  10.9(a)     Amendment No. 1 to System Construction Agreement, dated as of July 1, 1996, by and between ORBCOMM and OCC.
  10.10(a)    Service License Agreement, dated as of December 19, 1995,
              between ORBCOMM International and ORBCOMM Canada Inc.
  10.11(a)    Service License Agreement, dated as of October 10, 1996,
              between ORBCOMM International and Cellular Communications
              Network (Malaysia) Sdn. Bhd.

  10.12(a)    Service License Agreement, dated as of October 15, 1996,
              between ORBCOMM International and European Company for
              Mobile Communicator Services, B.V., ORBCOMM Europe.
  10.13(a)    Ground Segment Procurement Contract, dated as of October 10,
              1996, between ORBCOMM International and Cellular
              Communications Network (Malaysia) Sdn. Bhd.
  10.14(a)    Ground Segment Facilities Use Agreement, dated as of
              December 19, 1995, between ORBCOMM International and ORBCOMM
              Canada Inc.
  10.15(a)    Ground Segment Procurement Contract, dated as of October 15,
              1996, between ORBCOMM International and European Company for
              Mobile Communicator Services, B.V., ORBCOMM Europe.
  10.16*      Orbital Communications Corporation 1992 Stock Option Plan.
  10.17*      Amended and Restated Administrative Services Agreement,
              dated as of January 1, 1997 by and between ORBCOMM and
              Orbital.
  10.18*      U.S. Gateway Earth Station Maintenance Service Agreement
              dated as of October 1, 1997 by and between Orbital and
              ORBCOMM.
  10.19*      Subscriber Communicator Manufacture Agreement dated as of
              July 31, 1996 by and between ORBCOMM and Magellan
              Corporation.
  10.20*      Reseller Agreement dated as of March 3, 1997 by and between
              ORBCOMM USA and Orbital Sciences Corporation (the "Reseller
              Agreement").
  10.20.1*    Amendment No. 1 to the Reseller Agreement dated as of
              September 2, 1997.
  10.21*      Employment Agreement dated as of May 15, 1997 by and between
              ORBCOMM and Robert F. Latham.
  10.22*      Consulting Agreement dated as of March 18, 1998 by and
              between ORBCOMM and ORBCOMM Canada Inc.
  21(c)       Subsidiaries of the Registrants.
  27*         Financial Data Schedule.

---------------
 *  Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to ORBCOMM's Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to ORBCOMM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by ORBCOMM on May 14, 1997.

(c) Incorporated by reference to the identically numbered exhibit to ORBCOMM's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by ORBCOMM on March 28, 1997.

(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Orbital 1996 Form 10-K") of Orbital, filed by Orbital on March 27, 1997.

(e) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of Orbital, filed by Orbital on March 28, 1996.

(f) Incorporated by reference to Exhibit 10.8.1 to the Orbital 1996 Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 31, 1998.

                                          ORBCOMM GLOBAL, L.P.

                                          By: ORBITAL COMMUNICATIONS
                                              CORPORATION, a general partner

                                          By:     /s/ SCOTT L. WEBSTER
                                            ------------------------------------
                                                     Scott L. Webster,
                                                         President

                                          By: TELEGLOBE MOBILE PARTNERS,
                                              a general partner

                                          By: TELEGLOBE MOBILE INVESTMENT INC.,
                                              its managing partner

                                          By:       /s/ CLAUDE SEGUIN
                                            ------------------------------------
                                                       Claude Seguin
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                      Chief Executive Officer of ORBCOMM      March 31, 1998
-----------------------------------------------------                Global, L.P.
                  Scott L. Webster                           (Principal Executive Officer)

                /s/ W. BARTLETT SNELL                      Senior Vice President Finance and      March 31, 1998
-----------------------------------------------------       Administration, Chief Financial
                  W. Bartlett Snell                        Officer and Treasurer of ORBCOMM
                                                                     Global, L.P.
                                                           (Principal Financial Officer and
                                                             Principal Accounting Officer)

                /s/ DAVID W. THOMPSON                      Director, Orbital Communications       March 31, 1998
-----------------------------------------------------                 Corporation
                  David W. Thompson

                /s/ SCOTT L. WEBSTER                       Director, Orbital Communications       March 31, 1998
-----------------------------------------------------                 Corporation
                  Scott L. Webster

                  /s/ CLAUDE SEGUIN                      Director, Teleglobe Mobile Investment    March 31, 1998
-----------------------------------------------------                    Inc.
                    Claude Seguin

               /s/ GUTHRIE J. STEWART                    Director, Teleglobe Mobile Investment    March 31, 1998
-----------------------------------------------------                    Inc.
                 Guthrie J. Stewart

                                                         Director, Teleglobe Mobile Investment
-----------------------------------------------------                    Inc.
                Wan Aishah Wan Hamid

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 31, 1998.

                                          ORBCOMM GLOBAL CAPITAL CORP.

                                          By:     /s/ SCOTT L. WEBSTER
                                            ------------------------------------
                                                      Scott L. Webster
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                       President and Director of ORBCOMM      March 31, 1998
-----------------------------------------------------            Global Capital Corp.
                  Scott L. Webster                           (Principal Executive Officer)

                /s/ W. BARTLETT SNELL                        Vice President, Treasurer and        March 31, 1998
-----------------------------------------------------     Director of ORBCOMM Global Capital
                  W. Bartlett Snell                                      Corp.
                                                           (Principal Financial Officer and
                                                             Principal Accounting Officer)