Form 10-Q
period 1998-03-31
ORBCOMM GLOBAL L P
filed 1998-05-14
CIK 1021649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)


                                                                              MARCH 31,         DECEMBER 31,
                                                                                1998                1997
                                                                             ----------         ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                               $   19,255         $   16,106
     Investments                                                                 12,780             22,756
     Other assets                                                                 4,269              4,091
                                                                             ----------         ----------
        Total Current Assets                                                     36,304             42,953

ORBCOMM System, net                                                             280,916            263,379
Other assets, net                                                                 5,317              5,527
Investments in and advances to affiliates                                         4,147              5,110
                                                                             ----------         ----------
            TOTAL ASSETS                                                     $  326,684         $  316,969
                                                                             ==========         ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Current portion of long-term debt                                       $    1,095         $    1,087
     Accounts payable - Orbital Sciences Corporation                             29,477             21,100
     Other accounts payable and accrued liabilities                               9,420             17,174
                                                                             ----------         ----------
        Total Current Liabilities                                                39,992             39,361

     Long-term debt                                                             170,920            171,190
                                                                             ----------         ----------
        Total Liabilities                                                       210,912            210,551

Commitments and Contingencies

Partners' Capital:

     Teleglobe Mobile Partners                                                   62,511             57,834
     Orbital Communications Corporation                                          53,261             48,584
                                                                             ----------         ----------
        Total Partners' Capital                                                 115,772            106,418
                                                                             ----------         ----------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $ 326,684          $ 316,969
                                                                             ==========         ==========


           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)



                                                                                                TOTAL
                                                                                              ACCUMULATED
                                                                                                DURING
                                                                                              DEVELOPMENT
                                                            THREE MONTHS ENDED                  STAGE
                                                                 MARCH 31,                      THROUGH
                                                        ----------------------------           MARCH 31,
                                                          1998                1997               1998
                                                        ---------           --------           ---------
REVENUES:
     Product sales                                      $     215           $    133           $   1,000
     Distribution fees                                          0                  0               1,000
     Other                                                      5                  2                  67
        Total revenues                                        220                135               2,067
                                                        ---------           --------           ---------
EXPENSES:
     Cost of product sales                                    215                124               1,000
     Depreciation                                           1,903              1,718              15,449
     Engineering expenses                                   2,654              1,580              16,267
     Marketing, administrative and other expenses           4,304              1,300              23,366
                                                        ---------           --------           ---------
        Total expenses                                      9,076              4,722              56,082
                                                        ---------           --------           ---------
        Loss from operations                               (8,856)            (4,587)            (54,015)

OTHER INCOME AND EXPENSES:

     Interest income, net of interest expense
       of $210 and $206, respectively                         218              2,016               8,376
     Equity in losses of affiliates                        (2,008)            (1,823)            (15,877)
                                                        ---------           --------           ---------
NET LOSS                                                $ (10,646)          $ (4,394)          $ (61,516)
                                                        =========           ========           =========

           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                                                      TOTAL
                                                                                                                   ACCUMULATED
                                                                                                                      DURING
                                                                                                                   DEVELOPMENT
                                                                                       THREE MONTHS ENDED             STAGE
                                                                                            MARCH 31,                THROUGH
                                                                                  --------------------------        MARCH 31,
                                                                                    1998              1997            1998
                                                                                  ---------         --------        ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
     Net loss                                                                     $ (10,646)        $ (4,394)       $ (61,516)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                                     1,903            1,718           15,449
     Amortization of financing fees                                                     210              206            1,350
     Equity in losses of affiliates                                                   2,008            1,823           15,877
     Increase in other assets                                                          (178)          (2,167)          (4,269)
     Increase in accounts payable - Orbital Sciences Corporation                      8,377                0           29,477
     Increase (decrease) in other accounts
       payable and accrued liabilities                                               (7,754)          (3,860)           9,420
                                                                                  ---------         --------        ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (6,080)          (6,674)           5,788
                                                                                  =========         ========        =========
CASH FLOWS FROM
 INVESTING ACTIVITIES:
     Capital expenditures                                                           (19,440)         (20,593)        (296,365)
     Increase in amount due from affiliates                                          (1,045)          (3,721)         (20,003)
     Purchase of investments                                                         (4,313)         (23,533)        (187,970)
     Proceeds from sale of investments                                               14,289           44,051          175,189
                                                                                  ---------         --------        ---------
        NET CASH USED IN INVESTING ACTIVITIES                                       (10,509)          (3,796)        (329,149)
                                                                                  ---------         --------        ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                                         0                0          169,475
     Repayment of long-term debt                                                       (262)            (240)          (2,984)
     Partners' contributions                                                         20,000                0          179,800
     Financing fees paid                                                                  0             (215)          (3,675)
                                                                                  ---------         --------        ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          19,738             (455)         342,616
                                                                                  ---------         --------        ---------
NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                                                       3,149          (10,925)          19,255

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                             16,106           56,870                0
                                                                                  ---------         --------        ---------
CASH AND CASH EQUIVALENTS:
     End of period                                                                 $ 19,255         $ 45,945         $ 19,255
                                                                                  =========         ========        =========

           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 1998, the results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997, and the period from June 30, 1993 (date of inception) through March 31, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage enterprise and anticipates a net loss for the year 1998.


3.       RELATED PARTY TRANSACTIONS

         The Company paid Orbital $777,000 and $6,332,000 for the three months ended March 31, 1998 and 1997, respectively, and approximately $195,000,000 for the period June 30, 1993 (date of inception) through December 31, 1997. Payments were made for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred and has indicated that it will continue to defer invoicing of certain amounts otherwise due under the Procurement Agreement until consummation of the Offering (as defined below). The Company expects to pay such amounts in full with a portion of the net proceeds of the Offering.

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

         On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Of this investment portfolio, a total of $34,240,000 has been used to pay interest that was due on the Notes on February 15, 1997, August 15, 1997 and February 15, 1998.

         The Company also has a $5,000,000 secured note with a financial institution of which $2,015,000 is outstanding. The note bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,000 through December 1999. The note is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center, and is guaranteed by Orbital.


5.       SUBSEQUENT EVENTS

     On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. In addition, on consummation of the Offering, OCC and Teleglobe Mobile will contribute to the Company their respective 2% partnership interests in ORBCOMM USA and ORBCOMM International (together, the "Marketing Partnerships") and each of the Marketing Partnerships will be dissolved.

         The registration statement relating to the securities of ORBCOMM Corporation referred to above has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

         In addition, in connection with the Offering, the Company is seeking from the registered holders of the Notes amendments to certain provisions of the indenture governing the Notes. The purpose of the proposed amendments is to permit the Offering and to facilitate other business objectives.

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1998            1997
                                                                                ----------     ------------
 ASSETS

 Current Assets:
      Accounts receivable                                                       $    106         $      65
      Prepaid contract costs                                                         214               123
                                                                                --------         ---------
             TOTAL ASSETS                                                       $    320         $     188
                                                                                ========         =========
 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
      Accounts payable and other accrued liabilities                            $    783         $     803
                                                                                --------         ---------
         Total Current Liabilities                                                   783               803

      Amount due to ORBCOMM Global, L.P.                                          10,352             8,635
                                                                                --------         ---------
         Total Liabilities                                                        11,135             9,438

 Commitments and Contingencies

 Partners' Capital:

      ORBCOMM Global, L.P.                                                       (10,599)           (9,065)
      Orbital Communications Corporation                                            (216)             (185)
                                                                                --------         ---------
         Total Partners' Capital                                                 (10,815)           (9,250)
                                                                                --------         ---------

             TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $    320         $     188
                                                                                ========         =========


           (See accompanying notes to condensed financial statements)

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)



                                                                                              TOTAL
                                                                                            ACCUMULATED
                                                                                              DURING
                                                                                            DEVELOPMENT
                                                           THREE MONTHS ENDED                 STAGE
                                                                MARCH 31,                     THROUGH
                                                        ------------------------             MARCH 31,
                                                          1998            1997                 1998
                                                        --------        --------             ---------
 REVENUES:
      Product sales                                     $     42        $     50             $     398
      Contract revenues                                        0               0                 4,203
      Service revenues                                        22               8                    78
                                                        --------        --------             ---------
         Total revenues                                       64              58                 4,679

 EXPENSES:
      Cost of product sales                                   66              72                   711
      Marketing expenses                                   1,563           1,253                14,793
                                                        --------        --------             ---------
         Total expenses                                    1,629           1,325                15,504
                                                        --------        --------             ---------

 NET LOSS                                               $ (1,565)       $ (1,267)            $ (10,825)
                                                        ========        ========             =========



           (See accompanying notes to condensed financial statements)

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)



                                                                                                            TOTAL
                                                                                                          ACCUMULATED
                                                                                                            DURING
                                                                                                          DEVELOPMENT
                                                                            THREE MONTHS ENDED              STAGE
                                                                                 MARCH 31,                  THROUGH
                                                                        --------------------------         MARCH 31,
                                                                          1998              1997             1998
                                                                        --------          --------        ---------

 CASH FLOWS FROM
  OPERATING ACTIVITIES:
      Net loss                                                          $ (1,565)         $ (1,267)       $ (10,825)
      ADJUSTMENTS TO RECONCILE NET LOSS
         TO NET CASH USED IN OPERATING ACTIVITIES
      Increase in accounts receivable                                        (41)              (13)            (106)
      Increase in prepaid contract costs                                     (91)                0             (214)
      Increase (decrease) in accounts payable and
       other accrued liabilities                                             (20)               68              783
                                                                        --------          --------        ---------
         NET CASH USED IN OPERATING ACTIVITIES                            (1,717)           (1,212)         (10,362)
                                                                        --------          --------        ---------
 CASH FLOWS FROM
  FINANCING ACTIVITIES:
      Increase in amount due to ORBCOMM Global, L.P.                       1,717             1,212           10,352
      Partners' contributions                                                  0                 0               10
                                                                        --------          --------        ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,717             1,212           10,362
                                                                        --------          --------        ---------
 NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                  0                 0                0

 CASH AND CASH EQUIVALENTS:
      Beginning of period                                                      0                 0                0
                                                                        --------          --------        ---------
 CASH AND CASH EQUIVALENTS:
      End of period                                                     $      0          $      0        $       0
                                                                        ========          ========        =========


           (See accompanying notes to condensed financial statements)

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of March 31, 1998, the results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997, and the period from June 30, 1993 (date of inception) through March 31, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of March 31, 1998, ORBCOMM USA had a payable of $10,352,000 to the Company for amounts advanced to support ORBCOMM USA's efforts in establishing commercial and government markets in the United States ($8,635,000 as of December 31, 1997). ORBCOMM USA is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


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

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


5.       SUBSEQUENT EVENTS

         On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. In addition, on consummation of the Offering, OCC and Teleglobe Mobile will contribute to the Company their respective 2% partnership interests in ORBCOMM USA and ORBCOMM International (together, the "Marketing Partnerships") and each of the Marketing Partnerships will be dissolved.

         The registration statement relating to the securities of ORBCOMM Corporation referred to above has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

         In addition, in connection with the Offering, the Company is seeking from the registered holders of the Notes amendments to certain provisions of the indenture governing the Notes. The purpose of the proposed amendments is to permit the Offering and to facilitate other business objectives.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1998               1997
                                                                                  --------         ------------
ASSETS

Current Assets:
     Inventory-gateway Earth stations                                             $ 22,609           $ 19,580
                                                                                  --------           --------
            TOTAL ASSETS                                                          $ 22,609           $ 19,580
                                                                                  ========           ========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and other accrued liabilities                                $ 1,009           $  1,200
     Deferred revenue                                                               17,646             13,270
                                                                                  --------           --------
        Total Current Liabilities                                                   18,655             14,470

     Amount due to ORBCOMM Global, L.P.                                              9,319              9,990
                                                                                  --------           --------
        Total Liabilities                                                           27,974             24,460

Commitments and Contingencies

Partners' Capital:

     Teleglobe Mobile Partners                                                        (107)               (98)
     ORBCOMM Global, L.P.                                                           (5,258)            (4,782)
                                                                                  --------           --------
        Total Partners' Capital                                                     (5,365)            (4,880)
                                                                                  --------           --------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 22,609           $ 19,580
                                                                                  ========           ========


           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)


                                                                                             TOTAL
                                                                                           ACCUMULATED
                                                                                             DURING
                                                                                           DEVELOPMENT
                                                             THREE MONTHS ENDED              STAGE
                                                                   MARCH 31,                THROUGH
                                                         --------------------------        MARCH 31,
                                                           1998              1997            1998
                                                         ---------         --------        ---------

REVENUES:
     Product sales                                       $     105         $     28        $     169

EXPENSES:
     Cost of product sales                                      89               22              199
     Marketing expenses                                        501              599            5,345
                                                         ---------         --------        ---------
        Total expenses                                         590              621            5,544
                                                         ---------         --------        ---------

NET LOSS                                                 $    (485)        $   (593)       $  (5,375)
                                                         =========         ========        =========


           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                                                         TOTAL
                                                                                                                      ACCUMULATED
                                                                                                                         DURING
                                                                                                                      DEVELOPMENT
                                                                                        THREE MONTHS ENDED               STAGE
                                                                                             MARCH 31,                  THROUGH
                                                                                    ---------------------------         MARCH 31,
                                                                                      1998               1997             1998
                                                                                    ---------          --------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $    (485)         $   (593)       $  (5,375)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Increase in inventory-gateway Earth stations                                      (3,029)           (3,000)         (22,609)
     Increase (decrease) in accounts payable
        and other accrued liabilities                                                    (191)            1,083            1,009
     Increase in deferred revenue                                                       4,376                 0           17,646
                                                                                    ---------          --------        ---------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           671            (2,510)          (9,329)
                                                                                    ---------          --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in amount due from ORBCOMM Global, L.P.                                       0             1,309                0
                                                                                    ---------          --------        ---------
             NET CASH PROVIDED BY INVESTING ACTIVITIES                                      0             1,309                0
                                                                                    ---------          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to ORBCOMM Global, L.P.                           (671)            1,201            9,319
     Partners' contributions                                                                0                 0               10
                                                                                    ---------          --------        ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (671)            1,201            9,329
                                                                                    ---------          --------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   0                 0                0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                    0                 0                0
                                                                                    ---------          --------        ---------
CASH AND CASH EQUIVALENTS:
     End of period                                                                  $       0          $      0        $       0
                                                                                    =========          ========        =========

           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of March 31, 1998, the results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997, and the period from June 30, 1993 (date of inception) through March 31, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of March 31, 1998, ORBCOMM International had a payable of $9,319,000 to the Company for amounts advanced to support ORBCOMM International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


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

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         Construction of Gateway Earth Stations

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years, with the first installations occurring during the first quarter of 1998. As of March 31, 1998, ORBCOMM International had $22,609,000 of prepaid contract costs ($19,580,000 as of December 31, 1997) of which $12,245,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory - gateway Earth stations is a portion of the engineering direct labor costs that are specifically related to the construction of gateway Earth stations. As of March 31, 1998, $2,368,000 of such costs had been included in inventory - gateway Earth stations ($1,609,000 as of December 31, 1997).


5.       SERVICE LICENSE OR SIMILAR AGREEMENTS

         ORBCOMM International has signed thirteen service license or similar agreements ("SLAs") with international licensees, ten of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of March 31, 1998, $17,646,000 had been received under these agreements and recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to ship ten gateway Earth stations under certain of these agreements (see note 4).


6.       SUBSEQUENT EVENTS

         On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. In addition, on consummation of the Offering, OCC and Teleglobe Mobile will contribute to the Company their respective 2% partnership interests in ORBCOMM USA and ORBCOMM International (together, the "Marketing Partnerships") and each of the Marketing Partnerships will be dissolved.

         The registration statement relating to the securities of ORBCOMM Corporation referred to above has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

         In addition, in connection with the Offering, the Company is seeking from the registered holders of the Notes amendments to certain provisions of the indenture governing the Notes. The purpose of the proposed amendments is to permit the Offering and to facilitate other business objectives.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                                          MARCH 31,         DECEMBER 31,
                                                                                             1998               1997
                                                                                          ---------         ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                                              $      34         $         34
   Other assets                                                                                 320                  188
                                                                                          ---------         ------------
      Total Current Assets                                                                      354                  222

   Investments in affiliates, net                                                            57,607               54,663
                                                                                          ---------         ------------
           TOTAL ASSETS                                                                   $  57,961         $     54,885
                                                                                          =========         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Accounts payable and accrued liabilities                                               $   1,127         $      1,137
   Due to affiliates                                                                         93,274               84,160
                                                                                          ---------         ------------
      Total Liabilities                                                                      94,401               85,297

Non-controlling interest in net assets of consolidated subsidiaries                          (5,300)              (4,533)

Commitments and Contingencies

Stockholders' Deficit:
   Common stock, par value $0.01;
          8,000,000 shares authorized;
          4,783,717 and 4,751,292 shares issued;
          4,689,145 and 4,656,720 shares outstanding;                                            48                   48
   Additional paid-in capital                                                                   452                  350
   Treasury stock, at cost, 94,572 shares                                                      (730)                (730)
   Accumulated deficit                                                                      (30,910)             (25,547)
                                                                                          ---------         ------------
      Total Stockholders' Deficit                                                           (31,140)             (25,879)
                                                                                          ---------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  57,961         $     54,885
                                                                                          =========         ============



     (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 ---------------------------------------
                                                                                     1998                       1997
                                                                                 -----------                ------------
REVENUES:
   Product sales and service revenues                                            $        64                $         58

EXPENSES:
    Cost of product sales                                                                 66                          72
    Marketing, administrative and other expenses                                       1,573                         682
                                                                                 -----------                ------------
          Total expenses                                                              (1,639)                        754
                                                                                 -----------                ------------
          Loss from operations                                                        (1,575)                       (696)

OTHER INCOME AND EXPENSES:
   Equity in losses of affiliates                                                     (4,556)                     (1,576)
   Non-controlling  interest in net losses of consolidated subsidiary                    767                         621
                                                                                 -----------                ------------

NET LOSS                                                                         $    (5,364)               $     (1,651)
                                                                                 ===========                ============

     (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                    ----------------------------------------
                                                                                       1998                          1997
                                                                                    ----------                    ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Net loss                                                                         $   (5,364)                   $   (1,651)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:
   Equity in losses of affiliates                                                        4,556                         1,576
   Non-controlling interest in net losses of consolidated subsidiary                      (767)                         (621)
   Increase in other assets                                                               (132)                          (37)
   Increase (decrease) in accounts payable and accrued liabilities                         (10)                           75
                                                                                    ----------                    ----------
     NET CASH USED IN OPERATING ACTIVITIES                                              (1,717)                         (658)
                                                                                    ----------                    ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Investments in affiliates                                                            (7,500)                            0
                                                                                    ----------                    ----------
     NET CASH USED IN INVESTING ACTIVITIES                                              (7,500)                            0
                                                                                    ----------                    ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Proceeds from sales of common stock to employees                                        103                            76
   Purchases of treasury stock, net of reimbursement from
     ORBCOMM Global, L.P.                                                                    0                          (581)
   Net borrowings from affiliates                                                        9,114                         1,105
                                                                                    ----------                    ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           9,217                           600
                                                                                    ----------                    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    0                           (58)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      34                           142
                                                                                    ----------                    ----------
CASH AND CASH EQUIVALENTS:
   End of period                                                                    $       34                    $       84
                                                                                    ==========                    ==========



     (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         Orbital Communications Corporation ("OCC") is a majority owned subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, OCC is a 2% direct general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% direct general partner in ORBCOMM International. Directly and indirectly, OCC currently holds 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. Consequently, OCC consolidates the financial results of ORBCOMM USA.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of March 31, 1998, the results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         OCC obtains virtually all of its funding for its operations and for its capital investments in the Company from Orbital via a non-interest bearing intercompany borrowing agreement. As of March 31 1998 and December 31, 1997, OCC owed Orbital $82,910,000 and $75,513,000, respectively, none of which is currently payable.

         ORBCOMM USA currently obtains all of its funding from the Company via a non-interest bearing intercompany borrowing agreement. As of March 31, 1998 and December 31, 1997, ORBCOMM USA owed the Company $10,352,000 and $8,635,000, respectively, none of which is currently payable.


4.       COMMITMENTS AND CONTINGENCIES

         On August 7, 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future service revenues of the Commpany. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.), limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                       ORBITAL COMMUNICATIONS CORPORATION

                                   (UNAUDITED)


5.       SUBSEQUENT EVENTS

         On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. In addition, on consummation of the Offering, OCC and Teleglobe Mobile will contribute to the Company their respective 2% partnership interests in ORBCOMM USA and ORBCOMM International (together, the "Marketing Partnerships") and each of the Marketing Partnerships will be dissolved.

         The registration statement relating to the securities of ORBCOMM Corporation referred to above has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

         In addition, in connection with the Offering, the Company is seeking from the registered holders of the Notes amendments to certain provisions of the indenture governing the Notes. The purpose of the proposed amendments is to permit the Offering and to facilitate other business objectives.

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)

                                                         MARCH 31,   DECEMBER 31,
                                                           1998          1997
                                                         --------      --------
ASSETS

Current Assets:
     Cash and cash equivalents                           $  1,119      $  1,439
     Accounts receivable                                       42            40
     Inventory-gateway Earth stations                      22,609        19,580
                                                         --------      --------
         Total Current Assets                              23,770        21,059

     Investments in affiliates                             64,443        59,645
                                                         --------      --------
             TOTAL ASSETS                                $ 88,213      $ 80,704
                                                         ========      ========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and other accrued liabilities      $  1,067      $  1,565
     Deferred revenue                                      17,646        13,270
                                                         --------      --------
         Total Current Liabilities                         18,713        14,835

     Amount due to ORBCOMM Global, L.P.                     9,319         9,990
                                                         --------      --------
         Total Liabilities                                 28,032        24,825

     Non-controlling interest in net assets
       of ORBCOMM International Partners, L.P.             (2,629)       (2,391)

Commitments and Contingencies

Partners' Capital:
     Teleglobe Mobile, L.P.                                43,527        40,381
     TR (U.S.A.) Ltd.                                      18,843        17,481
     Teleglobe Mobile Investment Inc.                         440           408
                                                         --------      --------
         Total Partners' Capital                           62,810        58,270
                                                         --------      --------

             TOTAL LIABILITIES AND PARTNERS' CAPITAL     $ 88,213      $ 80,704
                                                         ========      ========

     (See accompanying notes to condensed consolidated financial statements)

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)

                                                                                               TOTAL
                                                                                            ACCUMULATED
                                                                                              DURING
                                                                                            DEVELOPMENT
                                                               THREE MONTHS ENDED              STAGE
                                                                    MARCH 31,                 THROUGH
                                                          ------------------------------      MARCH 31,
                                                              1998             1997             1998
                                                          -------------    -------------   --------------
REVENUES:
     Product sales                                        $        105     $         28    $         169

EXPENSES:
     Cost of product sales                                          89               22              199
     Marketing, administrative and other
        expenses                                                   532              624            7,745
                                                          -------------    -------------   --------------
          Total expenses                                           621              646            7,944
                                                          -------------    -------------   --------------
          Loss from operations                                    (516)            (618)          (7,775)

OTHER INCOME AND EXPENSES:
     Interest income (expense), net                                 20               19            1,968
     Equity in losses of ORBCOMM Global, L.P.                   (5,202)          (2,078)         (29,068)
     Non-controlling interest in losses
       of ORBCOMM International Partners, L.P.                     238              291            2,634
                                                          -------------    -------------   --------------

NET LOSS                                                  $     (5,460)    $     (2,386)   $     (32,241)
                                                          =============    =============   ==============

     (See accompanying notes to condensed consolidated financial statements)

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                                                   TOTAL
                                                                                                                CASH FLOWS
                                                                                                                  DURING
                                                                                                                DEVELOPMENT
                                                                                  THREE MONTHS ENDED               STAGE
                                                                                      MARCH 31,                   THROUGH
                                                                           ------------------------------        MARCH 31,
                                                                               1998               1997             1998
                                                                           ------------       -----------       ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
    Net loss                                                                $     (5,460)     $    (2,386)      $  (32,241)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
    Equity in losses of ORBCOMM Global, L.P.                                       5,202            2,078           29,068
    Non-controlling interest in losses of
     ORBCOMM International Partners, L.P.                                           (238)            (291)          (2,634)
    Increase in accounts receivable                                                   (2)              (2)             (42)
    Increase in inventory-gateway Earth stations                                  (3,029)          (3,000)         (22,609)
    Increase (decrease) in accounts payable
     and accrued liabilities                                                        (498)             951            1,067
    Increase in deferred revenue                                                   4,376                0           17,646
                                                                            ------------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        351           (2,650)          (9,745)
                                                                            ------------       ----------       ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
    Investments in affiliates                                                    (10,000)               0          (94,525)
    Decrease in amount due from ORBCOMM Global, L.P.                                   0            1,309                0
                                                                            ------------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (10,000)           1,309          (94,525)
                                                                            ------------       ----------       ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
    Increase (decrease) in amount due to ORBCOMM Global, L.P.                       (671)           1,201            9,319

    Partners' contributions                                                       10,000                0           96,065
    Non-controlling interest in net assets
     of ORBCOMM International Partners, L.P.                                           0                0                5
                                                                            ------------       ----------       ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                9,329            1,201          105,389
                                                                            ------------       ----------       ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                               (320)            (140)           1,119

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                            1,439             1,618               0
                                                                            ------------       -----------       ---------

CASH AND CASH EQUIVALENTS:
    End of period                                                           $      1,119       $     1,478       $   1,119
                                                                            ============       ===========       =========



     (See accompanying notes to condensed consolidated financial statements)

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of acting as a general and a limited partner in ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership providing data and messaging communications services using a low-Earth orbit satellite-based communications system (the "ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in the Company, which in turn holds a 98% Participation Percentage in each of ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International, bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%. Consequently the Partnership consolidates the financial results of ORBCOMM International.


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 1998, the results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997, and the period from July 21, 1993 (date of inception) through March 31, 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future.


3.       RELATED PARTY TRANSACTIONS

         As of March 31, 1998, ORBCOMM International had a payable of $9,319,000 to the Company for amounts advanced to support ORBCOMM International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


4.       COMMITMENTS AND CONTINGENCIES

         Long-Term Debt

         In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 of Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, Orbital Communications Corporation ("OCC"), ORBCOMM USA and ORBCOMM International, except that the

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.        COMMITMENTS AND CONTINGENCIES - (CONTINUED)

guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

         Construction of Gateway Earth Stations

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years, with the first installations occuring during the first quarter of 1998. As of March 31, 1998, ORBCOMM International had $22,481,000 of prepaid contract costs ($19,580,000 as of December 31, 1997) of which $12,245,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory - gateway Earth stations is a portion of the engineering direct labor costs that are specifically related to the construction of gateway Earth stations. As of March 31, 1998, $2,368,000 of such costs had been included in inventory - gateway Earth stations ($1,609,000 as of December 31, 1997).


5.       SERVICE LICENSE OR SIMILAR AGREEMENTS

         ORBCOMM International has signed thirteen service license or similar agreements ("SLAs") with international licensees, ten of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of March 31, 1998, $17,646,000 had been received under these agreements and recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to ship ten gateway Earth stations under certain of these agreements (see note 4).


6.       SUBSEQUENT EVENTS

         On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. In addition, on consummation of the Offering, OCC and the Partnership will contribute to the Company their respective 2% partnership interests in ORBCOMM USA and ORBCOMM International (together, the "Marketing Partnerships") and each of the Marketing Partnerships will be dissolved. On dissolution of the Marketing Partnerships, the Partnership will account for the Company using the equity method of accounting.

         The registration statement relating to the securities of ORBCOMM Corporation referred to above has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective.

         In addition, in connection with the Offering, the Company is seeking from the registered holders of the Notes amendments to certain provisions of the indenture governing the Notes. The purpose of the proposed amendments is to permit the Offering and to facilitate other business objectives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         In 1993, ORBCOMM Global, L.P. ("ORBCOMM" or the "Company") was formed by Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"). Each of OCC and Teleglobe Mobile acquired and currently owns a 50% partnership interest in the Company, with Technology Resources Industries Bhd. ("TRI"), through TR (U.S.A.) Ltd., now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International" and, together with ORBCOMM USA, the "Marketing Partnerships"), to market services using the Company's low-Earth orbit satellite-based data and messaging communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Company is a 98% general partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the Federal Communications Commission (the "FCC") for the ORBCOMM System (the "FCC Licenses") and the ORBCOMM System, consistent with FCC regulations.

         As of March 31, 1998, Orbital, through OCC, and Teleglobe and TRI, through Teleglobe Mobile, had invested in the aggregate approximately $180 million in ORBCOMM. In addition, on August 7, 1996, the Company and ORBCOMM Global Capital Corp. completed a private placement (the "Old Notes Offering") of $170.0 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). In January 1997, all of the Old Notes were exchanged for notes that are substantially similar to the Old Notes, except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

         The Company provides two-way data and messaging communications services through the ORBCOMM System. The Company's current primary target markets include: (i) fixed asset monitoring services for electric utility meters, oil and gas storage tanks, wells and pipelines and environmental projects; (ii) mobile asset tracking services for commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government assets; and (iii) messaging services for consumers and commercial and government entities. Future target markets are expected to include: (i) tracking, messaging and security services for automobiles; (ii) monitoring applications for home security systems; and (iii) additional U.S. and foreign government applications. The Company has entered into agreements with over 40 value-added resellers ("VARs"), each of which is authorized to market and distribute ORBCOMM services within specific regions and to targeted industries or markets. The Company also has established two internal VARs ("Internal VARs") to market and distribute monitoring and tracking services to the oil and gas and transportation industries. In addition, the Company has entered into service license or similar agreements ("SLAs") with 13 international service licensees ("International Licensees") that are expected to market and distribute ORBCOMM services in over 95 countries following completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals in their respective regions. The Company has also entered into agreements with six subscriber unit manufacturers, Kyushu Matsushita Electric Company, Ltd., Scientific-Atlanta, Inc., Magellan Corporation ("Magellan"), Stellar Electronics Ltd., Torrey Science Corporation and Communications Technology Inc., and has type approved ten subscriber unit models for commercial use with the ORBCOMM System. Four subscriber unit manufacturers have commenced production of subscriber units that can be used for electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial vehicle, trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

         Pursuant to the terms of the partnership agreements for the Company and the Marketing Partnerships: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of the Company; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, the Company accounts for the Marketing Partnerships using the equity method of accounting. The Company does not consolidate, and therefore does not report in its financial statements, ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, the Company's proportionate share of the net income and losses of the Marketing Partnerships is recorded under the caption "Equity in losses of affiliates" in the Company's financial statements. Correspondingly, the Company's investment in the Marketing Partnerships is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." Investors are encouraged to refer to the financial statements of both ORBCOMM USA and ORBCOMM International included elsewhere in this report.

         ORBCOMM USA pays to OCC an output capacity charge (the "Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) located in the United States to be delivered to the Company pursuant to certain procurement agreements (the "System Assets"). In consideration of the construction and financing of the System Assets by the Company, OCC, in turn, pays to the Company a system charge that is a quarterly fee equal to the Output Capacity Charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues"). If the Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay any portion of the system charge to the Company.

         ORBCOMM International pays to Teleglobe Mobile an international output capacity charge (the "International Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant by the Company to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to the Company a system charge that is a quarterly fee equal to the International Output Capacity Charge less 1.15% of Total Aggregate Revenues. If the International Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, Teleglobe Mobile is not required to pay any portion of the system charge to the Company.

SERVICE ROLL-OUT

         The Company believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. The Company has launched 12 satellites to date and expects to launch 16 additional satellites by mid-1998, which will complete its planned 28-satellite constellation. An additional eight satellites that will create a planned 36-satellite enhanced constellation with increased capacity and improved service in equatorial regions are expected to be launched in the third quarter of 1999.

         Since early 1996, the Company has been providing limited commercial services in the United States through two satellites. The Company has begun to place in commercial service satellites that were launched in late 1997 and early 1998 and, as a result, the Company expects to offer commercial service on a broader basis in the near future. The Company expects to significantly expand its commercial services later in 1998 in the United States and other temperate regions, when 16 additional satellites are expected to be placed in commercial service. Service outside the United States will be expanded as the necessary ground infrastructure is completed and the necessary regulatory approvals are received. Enhanced service in equatorial regions is expected to be available by the fall of

1999, when the final eight satellites of the planned 36-satellite enhanced constellation are scheduled to be placed in commercial service.

         The U.S. ground segment, including the network control center and four gateway Earth stations (the "U.S. Ground Segment"), is operational. In March 1998, a gateway located in Italy successfully completed acceptance testing. In each of South Korea and Japan, a gateway is under construction and is expected to be completed by mid-1998. During 1998, the Company expects that certain of its International Licensees will be able to offer ORBCOMM services in portions of Europe, Japan, Brazil, South Korea and Morocco, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals.

REVENUES

         Domestically, the Company generates revenues from the direct sale of satellite capacity to the VARs, which sales to date have been primarily for resale to beta test customers. The pricing of satellite capacity is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM System and charges based on the customer's usage.

         The Company expects that beginning in 1998 it will also generate revenues from the sale of data and messaging communications services and applications developed and distributed by the Internal VARs. The pricing of services provided by the Internal VARs will be based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure will generate additional revenues from value-added software, hardware and services provided to the customer.

         The Company has on occasion purchased and recently entered into agreements, and may enter into additional agreements in the future, to purchase subscriber units for resale. In the past, the Company has not generated substantial revenues from the sale of subscriber units. The Company recently committed to purchase $6.2 million of subscriber units from certain manufacturers to accelerate initial customer sales by the VARs and International Licensees. The Company expects to sell these subscriber units at prices equal to or greater than cost, although there can be no assurance that the Company will be able to do so.

         Internationally, the Company generates revenues through license fees paid by, and through the sale of gateways to, International Licensees. In addition, all International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to the VARs, which include an activation charge, a recurring monthly access charge and a usage charge. On execution of an SLA, an International Licensee purchases a gateway or gateway components from the Company pursuant to a gateway procurement contract or arranges to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is accounted for as deferred revenues and generally recognized when the gateway has successfully completed acceptance testing. Distribution fees and license fees from SLAs are generally accounted for as deferred revenues and recognized over the term of the agreements or when the Company's obligations under the agreements are substantially complete.

OPERATING EXPENSES

         The Company owns and operates the assets that comprise the ORBCOMM System other than the FCC Licenses (which are held by OCC, with certain contractual rights relating thereto granted to the Company). Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company has been depreciating certain of its assets beginning in 1996, when commercial operation of the ORBCOMM System began. Cost of products sold consists of the sale of subscriber units. The Company recently agreed to pay to Magellan a subsidy for each Magellan subscriber unit sold, through March 1999, up to an aggregate of $2.4 million. Additionally, the Company incurs engineering expenses related to the development and operation of the ORBCOMM System and marketing, administrative and other expenses related to the operation of the ORBCOMM System. The Company also has incurred nominal expenses related to the development of the Internal VARs, which are included in marketing expenses.
The Company anticipates that its expenses related to the continued development and operation of the Internal VARs (including the development of applications for customers) will increase substantially as the Company expands the marketing and distribution efforts of the Internal VARs.

RESULTS OF OPERATIONS -- ORBCOMM

         The Company commenced limited commercial service in the United States in February 1996 and has generated nominal revenues and substantial negative cash flows to date. The Company's activities have focused primarily on the acquisition of U.S. regulatory approvals for the operation of the ORBCOMM System, the design, construction and launch of satellites, the design and construction of associated ground network and operating systems (including associated software), the development of subscriber unit manufacturing sources, the negotiation of agreements with VARs and International Licensees, the development of Internal VARs, the development of customer software and hardware applications, preliminary marketing and sales activities associated with the Company's limited commercial operations to date and the hiring of key personnel.

         Income. In 1995, the Company received a nonrefundable distribution fee from a potential International Licensee. The Company recognized this nonrefundable distribution fee over the term of the relevant agreement. No such fees were received in earlier periods or during the three-months ended March 31, 1998 and 1997, respectively.

         In late 1994, the Company borrowed $5.0 million, at an interest rate of 9.2% per annum, from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in August 1996, the Company closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds of the Old Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income (excluding interest expenses of $210,000 and $206,000) on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $428,000 and $2.2 million for the three months ended March 31, 1998 and 1997, respectively.

         Expenses. As discussed above, the Company is in development stage and does not anticipate emerging from development stage until the fall of 1998. During the construction phase of the ORBCOMM System, the Company has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. Ground Segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

         The Company incurred $4.3 million and $1.3 million of marketing, administrative and other expenses for the three months ended March 31, 1998 and 1997, respectively. The Company incurred $2.7 million and $1.6 million of ORBCOMM System engineering expenses for the three months ended March 31, 1998 and 1997, respectively. The Company is capitalizing the portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred $1.9 million and $1.7 million in ORBCOMM System depreciation expense for the three months ended March 31, 1998 and 1997, respectively, as the ORBCOMM System became available for commercial service in early 1996.

         Equity in Losses of Affiliates. The Company recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $2.0 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively. Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service beginning in 1996.

RESULTS OF OPERATIONS -- ORBCOMM USA

         Income. During the first three months of 1998 and 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $64,000 and $58,000, respectively. The cost of product sales associated with revenues was $66,000 and $72,000, respectively.

         Expenses. ORBCOMM USA incurred $1.6 million and $1.3 million of marketing expenses for the three months ended March 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS -- ORBCOMM INTERNATIONAL

         Expenses. ORBCOMM International incurred $501,000 and $599,000 of marketing expenses for the three months ended March 31, 1998 and 1997, respectively.

         Service License or Similar Agreements. ORBCOMM International has signed 13 SLAs with International Licensees, ten of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services outside the United States. As of March 31, 1998 and 1997, $17.6 million and $6.1 million, respectively, had been received under these agreements and the associated gateway procurement agreements and recorded as deferred revenue. ORBCOMM International is obligated to ship ten gateways to certain International Licensees under certain of these agreements.

SUPPLEMENTAL DATA

         Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the three months ended March 31, 1998. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.
 .

                               SUPPLEMENTAL DATA
                       THREE MONTHS ENDED MARCH 31, 1998


                                                               ORBCOMM        ORBCOMM      ELIMINATION
                                           ORBCOMM               USA       INTERNATIONAL     ENTRIES        TOTAL
                                           -------             -------     -------------   -----------     --------
Total revenue(1)                           $   220             $    64         $ 105          $ (84)       $    305
Interest income (expense), net                 218  (2)              0             0                            218
Expenses                                     9,076  (3)          1,629           590             84          11,211
Earnings (loss) before interest and
   taxes                                    (8,856) (4)         (1,565)         (485)                       (10,906)
Net income (loss)                           (8,638) (4)         (1,565)         (485)                       (10,688)
Capital expenditures                        19,440  (5)              0             0                         19,440

                              SUPPLEMENTAL DATA
                             AS OF MARCH 31, 1998

                                                               ORBCOMM       ORBCOMM
                                           ORBCOMM               USA       INTERNATIONAL    TOTAL
                                          ---------            -------     -------------   --------
Cash and cash equivalents                 $ 19,255              $    0        $    0       $ 19,255
ORBCOMM System, net                        280,916                   0             0        280,916
Total debt                                 172,015                   0             0        172,015
Subscriber units (6)                             0                 686           412          1,098


---------------------------------
(1) As development-stage companies, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the three months ended March 31, 1998.

(2)      Net of $210,000 of amortization of deferred financing fees.

(3) Includes depreciation expense of $1.9 million. Interest expense of $6.0 million was capitalized for the three months ended March 31, 1998.

(4)      Excludes equity in losses of affiliates of $2.0 million.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(6) Represents units that either generate revenues or are used in beta testing. These units do not include units that are used for demonstration purposes.



LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage enterprise and has incurred cumulative net losses from inception. The Company has financed its operations to date primarily with capital contributions from its current partners and through financing activities. For the three months ended March 31, 1998, net cash used in operating activities was $6.1 million primarily as a result of a net loss, excluding non-cash charges for depreciation, amortization and equity in losses of affiliates, of $6.5 million and a decrease in accounts payable and accrued liabilities of $7.8 million. This was offset by an increase in accounts payable to Orbital of $8.4 million.

         Cash flows used in investing activities for the three months ended March 31, 1998 were $10.5 million primarily as a result of additional capital expenditures, advances to affiliates and purchases and sales of securities. For the three months ended March 31, 1998, the Company invested $19.4 million, including $6.0 million of capitalized interest, for satellite constellation design, construction and launch services and design and construction of the U.S. Ground Segment. In addition, the Company advanced an additional $1.0 million, net of cash receipts for international operations, to ORBCOMM USA and ORBCOMM International to support their marketing activities. This use of cash was partially offset by $10.0 million of net proceeds from the sale of securities.

         Cash flows provided by financing activities for the three months ended March 31, 1998 were $19.7 million. This amount principally reflects additional capital contributions of the Company's current partners of $20.0 million.

         Expected future uses of cash include continued hiring of employees, capital expenditures related to the completion of the satellite constellation, debt servicing and working capital requirements. In addition, the Company intends to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the 36-satellite enhanced constellation is expected to be approximately $332.0 million through the third quarter of 1999. Of this amount, $244.0 million is for the design, development and construction of the satellite constellation and launch services, $39.0 million is for the design and construction of the U.S. Ground Segment, $17.0 million is for insurance and approximately $32.0 million is for other system costs such as engineering and billing system costs. As of March 31, 1998, $255.9 million had been expended for the ORBCOMM System, excluding a total of $40.5 million of interest expenses that have been capitalized. The foregoing information reflects the Company's current estimate of its funding requirements for the ORBCOMM System through the third quarter of 1999. Actual amounts may vary from such estimates for a variety of reasons, including delays or launch or satellite failures.

         The Company expects to continue to generate negative cash flows through all of 1998 and at least a portion of 1999. The Company expects that a portion of its cash requirements will be met through cash expected to be generated from operations. The Company's ability to generate significant revenues is subject to numerous uncertainties. In 1998, the Company expects to receive additional cash payments related to certain milestones under agreements with International Licensees. The Company's service and equipment contracts are U.S. dollar-based and do not generate foreign currency risk. The Company believes that the capital contributions of the Company's current partners and the net proceeds of the Old Notes Offering and the MetLife Note will be sufficient to fund the Company's anticipated net cash loss from operations and capital expenditures through mid-1998. During the first quarter of 1998, OCC and Teleglobe Mobile provided the Company with an additional $20.0 million in capital contributions and, during the second quarter of 1998, OCC and Teleglobe Mobile are expected to provide the Company with an additional $10.0 million in capital contributions. In addition, Orbital has deferred and has indicated that it will continue to defer invoicing of certain amounts otherwise due under the ORBCOMM System Procurement Agreement until consummation of the Offering (as defined below).

         The Company expects to require additional capital in 1998 and may seek to raise such additional capital through additional contributions or loans from its current partners, other equity or debt financings or operating lease arrangements or the Company may seek to enter into strategic arrangements.

         On April 21, 1998, ORBCOMM Corporation, a Delaware corporation and currently a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for a proposed offering of shares of its common stock (the "Offering"). On consummation of the Offering, ORBCOMM Corporation will use the net proceeds of the Offering to purchase partnership units in the Company and will be admitted as a general partner of the Company. Should the Offering be consummated, the Company believes that the net proceeds of the Offering, the capital contributions of its current partners and the net proceeds of the Old Notes Offering and the Metlife Note will be sufficient to fund the Company's anticipated net cash loss from operations and capital expenditures though the third quarter of 1999.

         There can be no assurance, however, that the Offering will be consummated or that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to the Company or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to the Company.

         The Company has made a preliminary assessment of potential "Year 2000" issues with respect to various computer-related systems. The Company has developed an initial corrective action plan that includes reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The Company currently expects that identified "Year 2000" impacted systems will be corrected by the end of 1998, although there can be no assurance that the Company has identified all "Year 2000" impacted systems or that its corrective action plan will be timely and successful. The Company believes that the costs to correct its systems will not materially affect its financial condition or results of operations. In addition, the Company has not received any indication to date that the impact of "Year 2000" issues on its customers and suppliers will have a material adverse effect on the Company.

         The Company is a development stage enterprise. Many statements in this report are not historical and are forward-looking in nature. Examples of such forward-looking statements include statements concerning the Company's operations, prospects, markets, technical capabilities, funding needs, financing sources, pricing, launch and commercial service schedules and cash flows, as well as information concerning future regulatory approvals and expected actions of third parties such as equipment suppliers, International Licensees and VARs. These forward-looking statements are inherently predictive and speculative and no assurance can be given that any of such statements will prove to be correct. Actual results and developments may be materially different from those expressed or implied by such statements.

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

                                    ORBCOMM GLOBAL, L.P.


Date:  May 14, 1998                 By:      /s/  SCOTT L. WEBSTER
                                             ----------------------------------
                                             Scott L. Webster
                                             Chairman and
                                                Chief Executive Officer
                                             (Principal Executive Officer)


Date:  May 14, 1998                 By:      /s/  W. BARTLETT SNELL
                                             ----------------------------------
                                             W. Bartlett Snell
                                             Senior Vice President, Finance and
                                                Administration and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                    ORBCOMM GLOBAL CAPITAL CORP.


Date:  May 14, 1998                 By:      /s/  SCOTT L. WEBSTER
                                             ----------------------------------
                                             Scott L. Webster
                                             President
                                             (Principal Executive Officer)

Date:  May 14, 1998                 By:      /s/  W. BARTLETT SNELL
                                             ----------------------------------
                                             W. Bartlett Snell
                                             Vice President and Treasurer
                                             (Principal Financial Officer)

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