Form 10-K405/A
period 1997-12-31
ORBCOMM GLOBAL L P
filed 1998-07-14
CIK 1021649

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 2, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO

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

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
               Business....................................................
    Item
      1.                                                                       1
               Properties..................................................
    Item
      2.                                                                      23
               Legal Proceedings...........................................
    Item
      3.                                                                      23
               Submission of Matters to a Vote of Security Holders.........
    Item
      4.                                                                      23

PART II
               Market for the Registrant's Common Equity and Related
    Item       Stockholder Matters.........................................
      5.                                                                      23
               Selected Financial Data.....................................
    Item
      6.                                                                      24
               Management's Discussion and Analysis of Financial Condition
    Item       and Results of Operations...................................
      7.                                                                      25
               Financial Statements and Supplementary Data.................
    Item
      8.                                                                      32
               Changes in and Disagreements with Accountants on Accounting
    Item       and Financial Disclosure....................................
      9.                                                                      84

PART III
               Directors and Executive Officers of Registrant..............
    Item
     10.                                                                      84
               Executive Compensation......................................
    Item
     11.                                                                      87
               Security Ownership of Certain Beneficial Owners and
    Item       Management..................................................
     12.                                                                      88
               Certain Relationships with Related Transactions.............
    Item
     13.                                                                      89

PART IV
               Exhibits, Financial Statement Schedules and Reports on Form
    Item       8-K.........................................................
     14.                                                                      98
               Signatures..................................................  101

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

                               SUPPLEMENTAL DATA
                          YEAR ENDED DECEMBER 31, 1997

                                             ORBCOMM       ORBCOMM       ELIMINATION
                                 ORBCOMM       USA      INTERNATIONAL      ENTRIES       TOTAL
                                 --------    -------    -------------    -----------    --------
Total revenue(1)...............  $   527     $  172        $    56          $(487)      $    268
Interest income (expense),
  net..........................    4,545(2)       0              0                         4,545
Expenses.......................   28,095(3)   5,556          3,256            487         36,420
Earnings (loss) before interest
  and taxes....................  (27,568)(4) (5,384)        (3,200)                      (36,152)
Net income (loss)..............  (23,023)(4) (5,384)        (3,200)                      (31,607)
Capital expenditures...........  100,693(5)       0              0                       100,693

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ORBCOMM GLOBAL, L.P.
  Independent Auditors' Report..............................    33
  Balance Sheets as of December 31, 1997 and 1996...........    34
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    35
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    36
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    37
  Notes to Financial Statements.............................    38
ORBCOMM USA, L.P.
  Independent Auditors' Report..............................    46
  Balance Sheets as of December 31, 1997 and 1996...........    47
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    48
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    49
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    50
  Notes to Financial Statements.............................    51
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report..............................    54
  Balance Sheets as of December 31, 1997 and 1996...........    55
  Statements of Operations for the Years Ended December 31,
     1997, 1996 and 1995 and Total Accumulated During
     Development Stage through December 31, 1997............    56
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1995 and Total Cash Flows During
     Development Stage through December 31, 1997............    57
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1997..........    58
  Notes to Financial Statements.............................    59
ORBITAL COMMUNICATIONS CORPORATION
  Independent Auditors' Report..............................    62
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    63
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996, and 1995......................    64
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................    65
  Consolidated Statement of Stockholders' Deficit for the
     Years Ended December 31, 1994, 1995, 1996, and 1997....    66
  Notes to Consolidated Financial Statements................    67
TELEGLOBE MOBILE PARTNERS
  Independent Auditors' Report..............................    73
  Independent Auditors' Report..............................    74
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    75
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996, and 1995 and Total Accumulated
     During Development Stage through December 31, 1997.....    76
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995 and Total Cash Flows
     During Development Stage through December 31, 1997.....    77
  Consolidated Statements of Partners' Capital for the
     period July 21, 1993 (date of inception) to December
     31, 1997...............................................    78
  Notes to Consolidated Financial Statements................    79

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

     Losses from unsuccessful launches or complete in-orbit failures of the Company's satellites, net of insurance proceeds, will be recorded in the period when the loss occurs. Partial in-orbit failures of satellites will be evaluated in accordance with the Company's policy regarding impairment of long-lived assets. The Company's policy is to review its long-lived assets, including its satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the assets. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Investments in Affiliates

     Pursuant to the terms of ORBCOMM USA's and ORBCOMM International's partnership agreements, OCC controls the operational and financial affairs of ORBCOMM USA and Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. The Company, however, significantly influ-

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ences both marketing partnerships. Accordingly, the Company is accounting for its investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting.

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
                                                                 ======

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7)  STOCK OPTION PLAN

     ORBCOMM's officers, employees and partner representatives are, at times, granted stock options pursuant to the Orbital Communications Corporation 1992 Stock Option Plan (the "Stock Option Plan"). Certain provisions of the Amended and Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. (the "Partnership Agreement") require ORBCOMM to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the Stock Option Plan. During 1996 and 1997, ORBCOMM reimbursed OCC approximately $1,100,000 and $598,000, respectively, under the Stock Option Plan (none in 1995). In 1996, Orbital contributed approximately $100,000 to OCC to repurchase such shares (none in 1995 and 1997).

     The Stock Option Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of OCC and certain of its affiliates. Under the terms of the Stock Option Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by a committee consisting of two members of the board of directors of OCC in consultation with two individuals appointed by Teleglobe Mobile. The options vest at a rate set forth in each individual option agreement, generally in one-fourth increments over a four-year period.

     Certain provisions of the Stock Option Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The total amount of cash that may be used for stock repurchases and promissory note repayments is restricted to $1,000,000 per year, in accordance with the terms of the indenture governing the Notes. During 1997 and 1996, OCC paid $829,000 and $1,000,000 in cash and issued $331,000 and $166,000 in promissory notes to repurchase 43,800 and 47,760 shares of common stock, respectively. The 1996 promissory notes were repaid in 1997. These repurchases were funded by (i) reimbursements from ORBCOMM pursuant to the terms of the Partnership Agreement ($598,000 in 1997 and $1,100,000 in 1996) and (ii) contributions from Orbital.

     The following tables summarize information regarding the options under the Stock Option Plan for the last three years:

                                                                               WEIGHTED      OUTSTANDING
                                                NUMBER       OPTION PRICE       AVERAGE           AND
                                               OF SHARES       PER SHARE     EXERCISE PRICE   EXERCISABLE
                                               ---------    ---------------  --------------   -----------
OUTSTANDING AT DECEMBER 31, 1994..               599,074     $ 1.50 -- $14.00     $ 5.64         298,657

  Granted.........................                     0           --                 --

  Exercised.......................                (8,936)    $ 1.50 -- $13.00     $ 3.87

  Canceled or Expired.............               (44,238)    $ 1.50 -- $13.00     $ 6.74
                                                --------     ---------------      ------
OUTSTANDING AT DECEMBER 31, 1995..               545,900     $ 1.50 -- $14.00     $ 5.56         411,086

  Granted.........................               154,500     $17.00 -- $25.00     $20.50

  Exercised.......................               (67,270)    $ 1.50 -- $13.00     $ 2.43

  Canceled or Expired.............               (34,300)    $ 1.50 -- $17.00     $13.81
                                                --------     ---------------      ------
OUTSTANDING AT DECEMBER 31, 1996..              598,830      $ 1.50 -- $25.00     $ 9.40         393,903
  Granted.........................              284,500          $26.50           $26.50

  Exercised.......................               (20,900)    $ 1.50 -- $25.00     $ 6.68

  Canceled or Expired.............              (112,600)    $ 1.50 -- $25.00     $14.86
                                                --------     ---------------      ------
OUTSTANDING AT DECEMBER 31, 1997..               749,830     $ 1.50 -- $26.50     $15.22         415,804
                                                ========     ===============      ======

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7)  STOCK OPTION PLAN -- (CONTINUED)

                   NUMBER      WEIGHTED AVERAGE                        NUMBER         WEIGHTED
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE      AVERAGE
EXERCISE PRICES  AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97   EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   --------------
   $ 1.50 --
  $ 4.00.......    261,540      4.82 years             $ 2.37          261,540         $ 2.38
   $ 5.25 --
  $25.00.......    163,790      6.52 years             $13.39          116,389         $11.79
   $26.50 --
  $26.50.......    324,500      9.36 years             $26.50           37,875         $26.50
---------------    -------        ----------           ------          -------         ------
   $ 1.50 --
  $26.50.......    749,830      7.16 years             $15.22          415,804         $ 7.21

(8)  STOCK BASED COMPENSATION

     ORBCOMM uses the Black-Scholes option-pricing model to determine the pro forma impact to its net income (loss). The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1997 and 1996, respectively, are as follows: volatility, 30% and 30%; dividend yield, zero percent and zero percent; risk free interest rate, 6.1% and 5.6%; average expected life, 4.5 and 4.5 years; additional shares available, 48,878 and 20,778; and weighted-average exercise price per option grant, $26.50 and $20.50. The majority of these assumptions were not applicable for 1995.

     Had ORBCOMM determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method proscribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," its net loss would have been $32,289,000 and $19,995,000 for the years ended December 31, 1997 and 1996, respectively. Pro forma net loss reflects only options granted in 1997, 1996, and 1995, and therefore, may not be representative of the effects for future periods.

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

     The following tables summarize information regarding the options under the ORBCOMM Plan for the last three years:

                                                                     WEIGHTED      OUTSTANDING
                                     NUMBER       OPTION PRICE       AVERAGE           AND
                                    OF SHARES       PER SHARE     EXERCISE PRICE   EXERCISABLE
                                    ---------    ---------------  --------------   -----------
OUTSTANDING AT DECEMBER 31,
  1994............................   599,074     $ 1.50 -- $14.00     $ 5.64         298,657
  Granted.........................         0            --                --
  Exercised.......................    (8,936)    $ 1.50 -- $13.00     $ 3.87
  Canceled or Expired.............   (44,238)    $ 1.50 -- $13.00     $ 6.74
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1995............................   545,900     $ 1.50 -- $14.00     $ 5.56         411,086
  Granted.........................   154,500     $17.00 -- $25.00     $20.50
  Exercised.......................   (67,270)    $ 1.50 -- $13.00     $ 2.43
  Canceled or Expired.............   (34,300)    $ 1.50 -- $17.00     $13.81
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1996............................   598,830     $ 1.50 -- $25.00     $ 9.40         393,903
  Granted.........................   284,500     $26.50               $26.50
  Exercised.......................   (20,900)    $ 1.50 -- $25.00     $ 6.68
  Canceled or Expired.............  (112,600)    $ 1.50 -- $25.00     $14.86
                                    --------     ----------------     ------
OUTSTANDING AT DECEMBER 31,
  1997............................   749,830     $ 1.50 -- $26.50     $15.22         415,804
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

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     As of June 30, 1993, ORBCOMM, Orbital, OCC, Teleglobe and Teleglobe Mobile entered into the Proprietary Information and Non-Competition Agreement to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM system and set forth certain non-competition provisions. The parties to the agreement that are in receipt of proprietary information agree that they will not, during and for a period of five years after the term of the agreement, use, disclose or otherwise disseminate such proprietary information to any person or make any use of the proprietary information for their own benefit or for the benefit of any other person. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

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

ORBCOMM CANADA INC. CONSULTING AGREEMENT

     As of March 18, 1998, ORBCOMM and ORBCOMM Canada Inc. ("ORBCOMM Canada"), a majority-owned subsidiary of Teleglobe, entered into the ORBCOMM Canada Consulting Agreement, which currently provides for the following:

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

ORBCOMM RESELLER AGREEMENT WITH ORBITAL SCIENCES CORPORATION

     On March 3, 1997, ORBCOMM entered into a Reseller Agreement with Orbital. The agreement has subsequently been amended and currently provides that, subject to certain exclusions, ORBCOMM grants to Orbital the non-exclusive right to market and resell ORBCOMM products and services for Intelligent Transportation System monitoring, tracking and messaging applications to Federal, state and local government and commercial accounts. The agreement provides that Orbital will pay to ORBCOMM activation, access and usage fees that are generally consistent with ORBCOMM's standard pricing for each new subscriber and monthly access and usage fees for each new and current subscriber solicited by Orbital to use the ORBCOMM system.

     The term of the agreement is for one year renewable automatically for additional terms of one year each unless either party gives 60 days' written notice to the other party.

SERVICE LICENSE AGREEMENTS WITH ORBCOMM CANADA AND CELLULAR COMMUNICATIONS
NETWORK

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

SUBSCRIBER UNIT MANUFACTURE AGREEMENT WITH MAGELLAN

     As of July 31, 1996, and for a ten-year term, ORBCOMM entered into a Subscriber Unit Manufacture Agreement with Magellan, a majority-owned subsidiary of Orbital. Under the terms of the agreement, Magellan agrees to manufacture, distribute and service subscriber units to be used with the ORBCOMM system according to specifications and technical requirements established by ORBCOMM. Under the terms of the agreement, ORBCOMM authorizes Magellan to use the ORBCOMM-developed subscriber unit software in subscriber units Magellan offers for sale to ORBCOMM or to any other buyer. ORBCOMM also authorizes Magellan to manufacture and sell each subscriber unit that has been type approved by ORBCOMM. Under the terms of the agreement, ORBCOMM does not remit any payments to Magellan for the development, manufacture or delivery of any subscriber units not specifically purchased by ORBCOMM. Moreover, the agreement provides that Magellan will pay to ORBCOMM its standard per-subscriber unit royalty for each unit that Magellan sells. Under a letter agreement dated as of March 19, 1998 between ORBCOMM and Magellan, ORBCOMM has agreed to pay to Magellan a subsidy for each Magellan subscriber unit sold through March 1999, up to an aggregate of $2.4 million.

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

---------------
 *  Previously filed.

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

(f) Incorporated by reference to Exhibit 10.8.1 to the Orbital 1996 Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON JULY 2, 1998.

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

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                      Chief Executive Officer of ORBCOMM        July 2, 1998
-----------------------------------------------------                Global, L.P.
                  Scott L. Webster                           (Principal Executive Officer)

                /s/ W. BARTLETT SNELL                      Senior Vice President Finance and        July 2, 1998
-----------------------------------------------------       Administration, Chief Financial
                  W. Bartlett Snell                        Officer and Treasurer of ORBCOMM
                                                                     Global, L.P.
                                                           (Principal Financial Officer and
                                                             Principal Accounting Officer)

                /s/ DAVID W. THOMPSON                      Director, Orbital Communications         July 2, 1998
-----------------------------------------------------                 Corporation
                  David W. Thompson

                /s/ SCOTT L. WEBSTER                       Director, Orbital Communications         July 2, 1998
-----------------------------------------------------                 Corporation
                  Scott L. Webster

                  /s/ CLAUDE SEGUIN                      Director, Teleglobe Mobile Investment      July 2, 1998
-----------------------------------------------------                    Inc.
                    Claude Seguin

               /s/ GUTHRIE J. STEWART                    Director, Teleglobe Mobile Investment      July 2, 1998
-----------------------------------------------------                    Inc.
                 Guthrie J. Stewart

                                                         Director, Teleglobe Mobile Investment
-----------------------------------------------------                    Inc.
                Wan Aishah Wan Hamid

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON JULY 2, 1998.

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

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                       President and Director of ORBCOMM        July 2, 1998
-----------------------------------------------------            Global Capital Corp.
                  Scott L. Webster                           (Principal Executive Officer)

                /s/ W. BARTLETT SNELL                        Vice President, Treasurer and          July 2, 1998
-----------------------------------------------------     Director of ORBCOMM Global Capital
                  W. Bartlett Snell                                      Corp.
                                                           (Principal Financial Officer and
                                                             Principal Accounting Officer)