Form 10-Q
period 1998-06-30
ORBCOMM GLOBAL L P; ORBCOMM CORP
filed 1998-08-14
CIK 1021649, 1058416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


                        Commission file number: 333-11149
                              ORBCOMM GLOBAL, L.P.
                          ORBCOMM GLOBAL CAPITAL CORP.
                               ORBCOMM CORPORATION
           (Exact Name of Registrants as Specified in their Charters)



                                                           54-1698039
                  DELAWARE                                 54-1841164
       (State or Other Jurisdiction of                     54-1890273
Incorporation or Organization of Registrants)           (I.R.S. Employer
                                                       Identification Nos.)



                         2455 HORSE PEN ROAD, SUITE 100
                             HERNDON, VIRGINIA 20171
              (Address of Registrants' Principal Executive Offices)
                                   (Zip Code)


                                 (703) 406-6000
              (Registrants' Telephone Number, Including Area Code)


           Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports); and (2) have been subject to such filing requirements for the past 90 days.

                 YES  X                       NO
                     ---                        ---

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)


                           CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             1998                  1997
                                                                                        --------------        ---------------

                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $       5,986         $      16,106
     Investments                                                                                10,571                22,756
     Other assets                                                                                7,297                 4,091
                                                                                        ---------------       ---------------
         Total Current Assets                                                                   23,854                42,953

ORBCOMM System, net                                                                            300,243               263,379
Other assets, net                                                                                5,107                 5,527
Investments in and advances to affiliates                                                        7,117                 5,110
                                                                                        ---------------       ---------------
              TOTAL ASSETS                                                               $     336,321         $     316,969
                                                                                        ===============       ===============
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
     Current portion of long-term debt                                                   $       1,138         $       1,087
     Accounts payable - Orbital Sciences Corporation                                            36,180                21,100
     Other accounts payable and accrued liabilities                                             19,704                17,174
                                                                                        ---------------       ---------------
         Total Current Liabilities                                                              57,022                39,361
     Long-term debt                                                                            170,609               171,190
                                                                                        ---------------       ---------------
         Total Liabilities                                                                     227,631               210,551

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                                  58,970                57,834
     Orbital Communications Corporation                                                         49,720                48,584
                                                                                        ---------------       ---------------
         Total Partners' Capital                                                               108,690               106,418
                                                                                        ---------------       ---------------
              TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $     336,321         $     316,969
                                                                                        ===============       ===============

          (See accompanying notes to condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)


                      CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                       TOTAL
                                                                                                                    ACCUMULATED
                                                                                                                       DURING
                                                                                                                    DEVELOPMENT
                                                         THREE MONTHS ENDED               SIX MONTHS ENDED             STAGE
                                                              JUNE 30,                        JUNE 30,                THROUGH
                                                    ----------------------------    ----------------------------      JUNE 30,
                                                        1998            1997            1998            1997            1998
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES:
     Product sales                                   $      507      $       76      $      727      $      211      $    1,574
     Distribution fees                                        0               0               0               0           1,000
                                                    ------------    ------------    ------------    ------------    ------------
         Total revenues                                     507              76             727             211           2,574


EXPENSES:
     Costs of product sales                                 502              83             717             207           1,502
     Depreciation                                         2,435           1,773           4,338           3,491          17,884
     Engineering expenses                                 4,671           1,833           7,325           3,413          20,938
     Marketing, administrative and other expenses         8,899           1,533          13,203           2,833          32,265
                                                    ------------    ------------    ------------    ------------    ------------
         Total expenses                                  16,507           5,222          25,583           9,944          72,589
                                                    ------------    ------------    ------------    ------------    ------------
         Loss from operations                           (16,000)         (5,146)        (24,856)         (9,733)        (70,015)


OTHER INCOME AND EXPENSES:
     Interest income, net of interest expense
       of $210, $206, $420 and $416, respectively           143           1,046             361           3,062           8,519
     Equity in losses of affiliates                      (1,225)         (1,848)         (3,233)         (3,671)        (17,102)
                                                    ------------    ------------    ------------    ------------    ------------
NET LOSS                                             $  (17,082)     $   (5,948)     $  (27,728)     $  (10,342)     $  (78,598)
                                                    ============    ============    ============    ============    ============

          (See accompanying notes to condensed financial statements)

                             ORBCOMM GLOBAL, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                  TOTAL
                                                                                                               CASH FLOWS
                                                                                                                  DURING
                                                                                                               DEVELOPMENT
                                                                                  SIX MONTHS ENDED                STAGE
                                                                                      JUNE 30,                   THROUGH
                                                                          -------------------------------        JUNE 30,
                                                                              1998               1997              1998
                                                                          ------------       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (27,728)         $ (10,342)       $ (78,598)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                               4,338              3,491           17,884
     Amortization of financing fees                                               420                416            1,560
     Equity in losses of affiliates                                             3,233              3,671           17,102
     Increase in other assets                                                  (3,206)            (2,685)          (7,297)
     Increase in accounts payable - Orbital Sciences Corporation               15,080                  0           36,180
     Increase in other accounts payable and
       accrued liabilities                                                      2,530              5,754           19,704
                                                                          ------------       ------------      -----------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (5,333)               305            6,535
                                                                          ------------       ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (41,202)           (46,906)        (318,127)
     Increase in amount due from affiliates                                    (5,240)            (6,157)         (24,198)
     Purchase of investments                                                   (5,195)           (32,039)        (188,852)
     Proceeds from sale of investments                                         17,380             66,585          178,280
                                                                          ------------       ------------      -----------
              NET CASH USED IN INVESTING ACTIVITIES                           (34,257)           (18,517)        (352,897)
                                                                          ------------       ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                                   0                  0          169,475
     Repayment of long-term debt                                                 (530)              (483)          (3,252)
     Partners' contributions                                                   30,000                  0          189,800
     Financing fees paid                                                            0               (216)          (3,675)
                                                                          ------------       ------------      -----------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              29,470               (699)         352,348
                                                                          ------------       ------------      -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                  (10,120)           (18,911)           5,986

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                     16,106             56,870                0
                                                                          ------------       ------------      -----------
CASH AND CASH EQUIVALENTS:
       End of period                                                        $   5,986           $ 37,959        $   5,986
                                                                          ============       ============      ===========

          (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)        ORGANIZATION

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


(2)        BASIS OF PRESENTATION

           In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through June 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage enterprise and anticipates a net loss for the year 1998.


(3)        RELATED PARTY TRANSACTIONS

           The Company paid Orbital $2,254,000 and $20,900,000 for the six months ended June 30, 1998 and 1997, respectively, and approximately $195,000,000 for the period June 30, 1993 (date of inception) through December 31, 1997. Payments were made for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred and has indicated that it will continue to defer invoicing of certain amounts otherwise due under the Procurement Agreement until other funding arrangements for the Company are secured.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



(4)        COMMITMENTS AND CONTINGENCIES

           In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

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

           The Company also has a $5,000,000 secured note with a financial institution of which $1,747,000 is outstanding as of June 30, 1998. The note bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,000 through December 1999. The note is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center, and is guaranteed by Orbital.


(5)        SUBSEQUENT EVENT

           On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of the Company. OCC and Teleglobe Mobile each has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                           CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                             JUNE 30,          DECEMBER 31,
                                                                               1998                1997
                                                                        ------------------   -----------------
                                    ASSETS
 CURRENT ASSETS:
       Accounts receivable                                               $            334     $            65
       Prepaid contract costs                                                         200                 123
                                                                        ------------------   -----------------
                 TOTAL ASSETS                                            $            534     $           188
                                                                        ==================   =================

                       LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES:
       Accounts payable and accrued liabilities                          $            240     $           803
                                                                        ------------------   -----------------
            Total Current Liabilities                                                 240                 803
       Amount due to ORBCOMM Global, L.P.                                          11,820               8,635
                                                                        ------------------   -----------------
            Total Liabilities                                                      12,060               9,438


 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
       ORBCOMM Global, L.P.                                                       (11,295)             (9,065)
       Orbital Communications Corporation                                            (231)               (185)
                                                                        ------------------   -----------------
            Total Partners' Capital                                               (11,526)             (9,250)
                                                                        ------------------   -----------------
                 TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $            534     $           188
                                                                        ==================   =================

          (See accompanying notes to condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                      CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                             TOTAL
                                                                                                          ACCUMULATED
                                                                                                             DURING
                                                                                                          DEVELOPMENT
                                               THREE MONTHS ENDED               SIX MONTHS ENDED             STAGE
                                                    JUNE 30,                        JUNE 30,                THROUGH
                                          ----------------------------    ----------------------------      JUNE 30,
                                              1998            1997            1998            1997            1998
                                          ------------    ------------    ------------    ------------    ------------
 REVENUES:
       Product sales                       $       249     $        12     $       291      $       62     $       647
       Contract revenues                             0               0               0               0           4,203
       Service revenues                             20              11              42              19              98
                                          ------------    ------------    ------------    ------------    ------------
            Total revenues                         269              23             333              81           4,948
 EXPENSES:
       Cost of product sales                       302              70             368             142           1,013
       Marketing expenses                          678           1,107           2,241           2,360          15,471
                                          ------------    ------------    ------------    ------------    ------------
            Total expenses                         980           1,177           2,609           2,502          16,484
                                          ------------    ------------    ------------    ------------    ------------
 NET LOSS                                  $      (711)    $    (1,154)    $    (2,276)     $   (2,421)    $   (11,536)
                                          ============    ============    ============     ===========    ============

          (See accompanying notes to condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                      CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                              TOTAL
                                                                                                           CASH FLOWS
                                                                                                             DURING
                                                                                                           DEVELOPMENT
                                                                                SIX MONTHS ENDED              STAGE
                                                                                    JUNE 30,                 THROUGH
                                                                          ----------------------------      JUNE 30,
                                                                              1998            1997            1998
                                                                          ------------    ------------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           $    (2,276)    $     (2,421)   $    (11,536)
       ADJUSTMENTS TO RECONCILE NET LOSS TO NET
         CASH USED IN OPERATING ACTIVITIES
       Increase in accounts receivable                                           (269)               0            (334)
       Increase in prepaid contract costs                                         (77)               0            (200)
       Increase (decrease) in accounts payable and
         accrued liabilities                                                     (563)              50             240
                                                                          ------------    ------------    ------------
                 NET CASH USED IN OPERATING ACTIVITIES                         (3,185)          (2,371)        (11,830)
                                                                          ------------    ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in amount due to ORBCOMM Global, L.P.                           3,185            2,371          11,820
       Partners' contributions                                                      0                0              10
                                                                          ------------    ------------    ------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,185            2,371          11,830
                                                                          ------------    ------------    ------------

 NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                     0                0               0

 CASH AND CASH EQUIVALENTS:
       Beginning of period                                                          0                0               0
                                                                          ------------    ------------    ------------

 CASH AND CASH EQUIVALENTS:
       End of period                                                      $         0     $          0    $          0
                                                                          ============    ============    ============

          (See accompanying notes to condensed financial statements)

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)         ORGANIZATION

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


(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through June 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)         RELATED PARTY TRANSACTIONS

            As of June 30, 1998, ORBCOMM USA had a payable of $11,820,000 to the Company for amounts advanced to support ORBCOMM USA's efforts in establishing commercial and government markets in the United States ($8,635,000 as of December 31, 1997). ORBCOMM USA is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


(4)         COMMITMENTS AND CONTINGENCIES

            In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes") All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)




(5)         SUBSEQUENT EVENT

            On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of the Company. OCC and Teleglobe Mobile each has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company.

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                                         JUNE 30,                DECEMBER 31,
                                                                           1998                      1997
                                                                    ------------------        ------------------
                                    ASSETS

CURRENT ASSETS:
      Inventory-gateways                                             $      28,217              $      19,580
                                                                    ------------------        ------------------
                TOTAL ASSETS                                         $      28,217              $      19,580
                                                                    ==================        ==================

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
      Accounts payable and accrued liabilities                       $       2,117              $       1,200
      Deferred revenue                                                      19,958                     13,270
                                                                    ------------------        ------------------
           Total Current Liabilities                                        22,075                     14,470
      Amount due to ORBCOMM Global, L.P.                                    12,046                      9,990
                                                                    ------------------        ------------------
           Total Liabilities                                                34,121                     24,460

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
      ORBCOMM Global, L.P.                                                  (5,786)                    (4,782)
      Teleglobe Mobile Partners                                               (118)                       (98)
                                                                    ------------------        ------------------
           Total Partners' Capital                                          (5,904)                    (4,880)
                                                                    ------------------        ------------------
                TOTAL LIABILITIES AND PARTNERS' CAPITAL              $      28,217             $       19,580
                                                                    ==================        ==================

          (See accompanying notes to condensed financial statements)

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                             TOTAL
                                                                                                          ACCUMULATED
                                                                                                             DURING
                                                                                                          DEVELOPMENT
                                               THREE MONTHS ENDED               SIX MONTHS ENDED             STAGE
                                                    JUNE 30,                        JUNE 30,                THROUGH
                                          ----------------------------    ----------------------------      JUNE 30,
                                              1998            1997            1998            1997            1998
                                          ------------    ------------    ------------    ------------    ------------

REVENUES:
      Product sales                        $      39       $       6       $     144       $      34       $     208

EXPENSES:
      Cost of product sales                      104               6             193              28             303
      Marketing expenses                         474             732             975           1,331           5,819
                                          ------------    ------------    ------------    ------------    ------------
           Total expenses                        578             738           1,168           1,359           6,122
                                          ------------    ------------    ------------    ------------    ------------
NET LOSS                                   $    (539)      $    (732)      $  (1,024)      $  (1,325)      $  (5,914)
                                          ============    ============    ============    ============    ============

          (See accompanying notes to condensed financial statements)

                     ORBCOMM INTERNATIONAL PARTNERS, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                              TOTAL
                                                                                                           CASH FLOWS
                                                                                                             DURING
                                                                                                           DEVELOPMENT
                                                                                SIX MONTHS ENDED              STAGE
                                                                                    JUNE 30,                 THROUGH
                                                                          ----------------------------      JUNE 30,
                                                                              1998            1997            1998
                                                                          ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                            $   (1,024)     $   (1,325)     $    (5,914)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET
        CASH USED IN OPERATING ACTIVITIES:
      Increase in inventory-gateways                                          (8,637)         (4,708)         (28,217)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                      917            (242)           2,117
      Increase in deferred revenue                                             6,688           2,489           19,958
                                                                          ------------    ------------    ------------
                NET CASH USED IN OPERATING ACTIVITIES                         (2,056)         (3,786)         (12,056)
                                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in amount due from ORBCOMM Global, L.P.                             0           1,309                0
                                                                          ------------    ------------    ------------
                 NET CASH PROVIDED BY INVESTING ACTIVITIES                         0           1,309                0
                                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in amount due to ORBCOMM Global, L.P.                           2,056           2,477           12,046
      Partners' contributions                                                      0               0               10
                                                                          ------------    ------------    ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,056           2,477           12,056
                                                                          ------------    ------------    ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                0               0                0

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                          0               0                0
                                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
      End of period                                                       $        0      $        0      $         0
                                                                          ============    ============    ============

          (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)        ORGANIZATION

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


(2)        BASIS OF PRESENTATION

           In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through June 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)        RELATED PARTY TRANSACTIONS

           As of June 30, 1998, ORBCOMM International had a payable of $12,046,000 to the Company for amounts advanced to support ORBCOMM International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


(4)        COMMITMENTS AND CONTINGENCIES

           Long-Term Debt

           In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(4)        COMMITMENTS AND CONTINGENCIES - (CONTINUED)

           Construction of Gateways

           In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years. As of June 30, 1998, ORBCOMM International had $28,217,000 of prepaid costs as inventory-gateways ($19,580,000 as of December 31, 1997) of which $14,356,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory-gateways is a portion of the engineering direct labor costs that are specifically related to the construction of gateways. As of June 30, 1998, $2,988,239 of such costs had been included in inventory-gateways ($1,609,000 as of December 31, 1997).


(5)        SERVICE LICENSE OR SIMILAR AGREEMENTS

           As of June 30, 1998, ORBCOMM International had signed fourteen service license or similar agreements ("SLAs") with international licensees, eleven of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of June 30, 1998, $19,958,000 had been received under these agreements and the associated gateway procurement agreements and recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to construct and deliver eleven gateways to certain international licensees under certain of these agreements (see note 4).


(6)        SUBSEQUENT EVENT

           On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of the Company. OCC and Teleglobe Mobile each has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company.

                      ORBITAL COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS; EXCEPT SHARE DATA; UNAUDITED)



                                                                              JUNE 30,                DECEMBER 31,
                                                                                1998                      1997
                                                                         ------------------        ------------------

                                    ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                          $             20          $             34
       Accounts receivable and other current assets                                    538                       188
                                                                         ------------------        ------------------
             Total Current Assets                                                      558                       222

Investments in affiliates, net                                                      56,914                    54,663
                                                                         ------------------        ------------------

                   TOTAL ASSETS                                           $         57,472          $         54,885
                                                                         ==================        ==================


                     LIABILITIES AND STOCKHOLDER'S DEFICIT


LIABILITIES:
       Accounts payable and accrued liabilities                           $            582          $          1,137
       Due to affiliates                                                           102,282                    84,160
                                                                         ------------------        ------------------
             Total Liabilities                                                     102,864                    85,297

Non-controlling interest in net assets of consolidated subsidiary                   (5,648)                   (4,533)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Common stock, par value $0.01;
           8,000,000 shares authorized;
           4,783,717 and 4,751,292 shares issued;
           4,689,145 and 4,656,720 shares outstanding, respectively                     48                        48
       Additional paid-in capital                                                      452                       350
       Treasury stock, at cost, 95,572 and 94,572 shares, respectively                (771)                     (730)
       Accumulated deficit                                                         (39,473)                  (25,547)
                                                                         ------------------        ------------------
             Total Stockholders' Deficit                                           (39,744)                  (25,879)
                                                                         ------------------        ------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $         57,472          $         54,885
                                                                         ==================        ==================

    (See accompanying notes to condensed consolidated financial statements)

                      ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
REVENUES:
       Product sales and service revenues                         $     269       $      23       $     333       $      81


EXPENSES:
       Cost of product sales                                            302              70             368             142
       Marketing, administrative and other expenses                     682           1,116           2,257           1,798
                                                                 ------------    ------------    ------------    ------------
             Total expenses                                             984           1,186           2,625           1,940
                                                                 ------------    ------------    ------------    ------------
             Loss from operations                                      (715)         (1,163)         (2,292)         (1,859)


OTHER INCOME AND EXPENSES:
       Equity in losses of affiliates                                (8,193)         (2,409)        (12,749)         (3,985)
       Non-controlling  interest in net losses
         of consolidated subsidiary                                     349             565           1,115           1,186
                                                                 ------------    ------------    ------------    ------------
NET LOSS                                                          $  (8,559)     $   (3,007)      $ (13,926)      $  (4,658)
                                                                 ============    ============    ============    ============

    (See accompanying notes to condensed consolidated financial statements)

                      ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ----------------------------
                                                                                           1998            1997
                                                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                        $   (13,926)    $    (4,658)
       ADJUSTMENTS TO RECONCILE NET LOSS TO NET
         CASH USED IN OPERATING ACTIVITIES:
       Equity in losses of affiliates                                                       12,749           3,985
       Non-controlling interest in net losses of consolidated subsidiary                    (1,115)         (1,186)
       Increase in accounts receivable and other current assets                               (350)            (25)
       Decrease in accounts payable and current liabilities                                   (555)           (125)
                                                                                       ------------    ------------
             NET CASH USED IN OPERATING ACTIVITIES                                          (3,197)         (2,009)
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in affiliates                                                           (15,000)              0
                                                                                       ------------    ------------
             NET CASH USED IN INVESTING ACTIVITIES                                         (15,000)              0
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sales of common stock to employees                                        102              77
       Purchases of treasury stock, net of reimbursement from
         ORBCOMM Global, L.P.                                                                  (41)           (581)
       Net borrowings from affiliates                                                       18,122           2,450
                                                                                       ------------    ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                      18,183           1,946
                                                                                       ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (14)            (63)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                                      34             142
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS:
       End of period                                                                   $        20     $        79
                                                                                       ============    ============

    (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        ORGANIZATION

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


(2)        BASIS OF PRESENTATION

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1998, and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)        RELATED PARTY TRANSACTIONS

           OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing agreement. As of June 30, 1998 and December 31, 1997, OCC owed Orbital $90,445,000 and $75,513,000, respectively, none of which is currently payable.

           ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing agreement. As of June 30, 1998 and December 31, 1997 ORBCOMM USA owed ORBCOMM $11,820,000 and $8,635,000, respectively, none of which is currently payable.


(4)        COMMITMENTS AND CONTINGENCIES

           On August 7, 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future service revenues of the Company. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.), limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                       ORBITAL COMMUNICATIONS CORPORATION

                                  (UNAUDITED)


(5)        SUBSEQUENT EVENT

           On July 2, 1998 ORBCOMM Corporation elected to postpone its proposed initial public offering. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of ORBCOMM. OCC and Teleglobe Mobile each has reaffirmed its commitment to provide funding to ORBCOMM while considering options for future financing at ORBCOMM.

                           TELEGLOBE MOBILE PARTNERS
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                                         JUNE 30,                DECEMBER 31,
                                                                           1998                      1997
                                                                    ------------------        ------------------
                                    ASSETS

 CURRENT ASSETS:
       Cash and cash equivalents                                     $      1,086              $        1,439
       Accounts receivable                                                      9                          40
       Inventory-gateways                                                  28,217                      19,580
                                                                    ------------------        ------------------
             Total Current Assets                                          29,312                      21,059
  Investments in affiliates                                                61,049                      59,645
                                                                    ------------------        ------------------
                  TOTAL ASSETS                                       $     90,361              $       80,704
                                                                    ==================        ==================


                       LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES:
       Accounts payable and accrued liabilities                      $      2,139              $        1,565
       Deferred revenue                                                    19,958                      13,270
                                                                    ------------------        ------------------
             Total Current Liabilities                                     22,097                      14,835
       Amount due to ORBCOMM Global, L.P.                                  12,046                       9,990
                                                                    ------------------        ------------------
             Total Liabilities                                             34,143                      24,825
 Non-controlling interest in net assets
   of ORBCOMM International Partners, L.P.                                 (2,893)                     (2,391)

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
       Teleglobe Mobile, L.P.                                              40,964                      40,381
       TR (U.S.A.) Ltd.                                                    17,733                      17,481
       Teleglobe Mobile Investment Inc.                                       414                         408
                                                                    ------------------        ------------------
             Total Partners' Capital                                       59,111                      58,270
                                                                    ------------------        ------------------

                  TOTAL LIABILITIES AND PARTNERS' CAPITAL            $     90,361              $       80,704
                                                                    ==================        ==================

    (See accompanying notes to condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                           TOTAL
                                                                                                                        ACCUMULATED
                                                                                                                           DURING
                                                                                                                        DEVELOPMENT
                                                             THREE MONTHS ENDED               SIX MONTHS ENDED             STAGE
                                                                  JUNE 30,                        JUNE 30,                THROUGH
                                                        ----------------------------    ----------------------------      JUNE 30,
                                                            1998            1997            1998            1997            1998
                                                        ------------    ------------    ------------    ------------    ------------

REVENUES:
       Product sales                                     $      39       $       6       $     144       $      34       $     208

EXPENSES:
       Cost of product sales                                   104               6             193              28             303
       Marketing, administrative and other expenses            519             769           1,051           1,393           8,264
                                                        ------------    ------------    ------------    ------------    ------------
            Total expenses                                     623             775           1,244           1,421           8,567
                                                        ------------    ------------    ------------    ------------    ------------
            Loss from operations                              (584)           (769)         (1,100)         (1,387)         (8,359)

OTHER INCOME AND EXPENSES:
       Interest income (expense), net                           15              20              35              39           1,983
       Equity in losses of ORBCOMM Global, L.P.             (8,394)         (2,732)        (13,596)         (4,810)        (37,462)
       Non-controlling interest in losses
         of ORBCOMM International Partners, L.P.               264             358             502             649           2,898
                                                        ------------    ------------    ------------    ------------    ------------

NET LOSS                                                 $  (8,699)      $  (3,123)      $ (14,159)      $  (5,509)      $ (40,940)
                                                        ============    ============    ============    ============    ============

    (See accompanying notes to condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                       TOTAL
                                                                                                                    CASH FLOWS
                                                                                                                      DURING
                                                                                                                    DEVELOPMENT
                                                                                         SIX MONTHS ENDED              STAGE
                                                                                             JUNE 30,                 THROUGH
                                                                                   ----------------------------      JUNE 30,
                                                                                       1998            1997            1998
                                                                                   ------------    ------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
       Net loss                                                                    $   (14,159)    $    (5,509)    $   (40,940)
       ADJUSTMENTS TO RECONCILE NET LOSS TO NET
         CASH USED IN OPERATING ACTIVITIES:
       Equity in losses of ORBCOMM Global, L.P.                                         13,596           4,810          37,462
       Non-controlling interest in losses of
         ORBCOMM International Partners, L.P.                                             (502)           (649)         (2,898)
       Decrease (increase) in accounts receivable                                           31             (17)             (9)
       Increase in inventory-gateways                                                   (8,637)         (4,701)        (28,217)
       Increase (decrease) in accounts payable and
         accrued liabilities                                                               574            (337)          2,139
       Increase in deferred revenue                                                      6,688           2,489          19,958
                                                                                   ------------    ------------    ------------
                  NET CASH USED IN OPERATING ACTIVITIES                                 (2,409)         (3,914)        (12,505)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in affiliates                                                       (15,000)              0         (99,525)
       Decrease in amount due from ORBCOMM Global, L.P.                                      0           1,309               0

                                                                                   ------------    ------------    ------------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (15,000)          1,309         (99,525)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in amount due to ORBCOMM Global, L.P.                                    2,056           2,477          12,046
       Partners' contributions                                                          15,000               0         101,065
       Non-controlling interest in net assets
         of ORBCOMM International Partners, L.P.                                             0               0               5
                                                                                   ------------    ------------    ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                             17,056           2,477         113,116
                                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                      (353)           (128)          1,086

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                               1,439           1,618               0
                                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
       End of period                                                               $     1,086     $     1,490     $     1,086
                                                                                   ============    ============    ============

    (See accompanying notes to condensed consolidated financial statements)

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)        ORGANIZATION

           Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of acting as a general and a limited partner in ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership providing data and messaging communications services using a low-Earth orbit satellite-based communications system (the "ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in the Company, which in turn holds a 98% Participation Percentage in each of ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International, bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%. Consequently, the Partnership consolidates the financial results of ORBCOMM International.


(2)        BASIS OF PRESENTATION

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997, and the period from July 21, 1993 (date of inception) through June 30, 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)        RELATED PARTY TRANSACTIONS

           As of June 30, 1998, ORBCOMM International had a payable of $12,046,000 to the Company for amounts advanced to support ORBCOMM International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


(4)        COMMITMENTS AND CONTINGENCIES

           Long-Term Debt

           In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, Orbital Communications Corporation ("OCC"), ORBCOMM USA and ORBCOMM International, except that the

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(4)        COMMITMENTS AND CONTINGENCIES - (CONTINUED)

guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

           Construction of Gateways

           In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations scheduled for delivery over the next two years. As of June 30, 1998, ORBCOMM International had $28,217,000 of prepaid costs as inventory-gateways ($19,580,000 as of December 31, 1997) of which $14,356,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory-gateways is a portion of the engineering direct labor costs that are specifically related to the construction of gateways. As of June 30, 1998, $2,988,239 of such costs had been included in inventory-gateways ($1,609,000 as of December 31, 1997).


(5)        SERVICE LICENSE OR SIMILAR AGREEMENTS

           As of June 30, 1998, ORBCOMM International has signed fourteen service license or similar agreements ("SLAs") with international licensees, eleven of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of June 30, 1998, $19,958,000 had been received under these agreements and the associated gateway procurement agreements and recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to construct and deliver eleven gateways to certain international licensees under certain of these agreements (see note 4).


(6)        SUBSEQUENT EVENT

           On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of the Company. OCC and the Partnership each has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company.

                              ORBCOMM CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEETS
                                  (UNAUDITED)



                                                                                      JUNE 30,           MARCH 31,
                                                                                        1998               1998
                                                                                 ----------------     --------------

                                    ASSETS

     Cash                                                                         $         100        $       100
                                                                                 ----------------     --------------
              TOTAL ASSETS                                                        $         100        $       100
                                                                                 ================     ==============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

     Liabilities                                                                  $           -        $         -
     Stockholder's equity
        Common Stock, par value $0.01; 150,000,000 shares authorized;
        100 shares issued and outstanding                                                     1                  1
     Additional paid-in capital                                                              99                 99
     Retained earnings                                                                        -                  -
                                                                                 ----------------     --------------
         Total stockholder's equity                                                         100                100
                                                                                 ----------------     --------------
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         100        $       100
                                                                                 ================     ==============

               (See accompanying notes to financial statements)

                               ORBCOMM CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)



(1)        ORGANIZATION

           ORBCOMM Corporation was incorporated under the laws of the State of Delaware on March 23, 1998. ORBCOMM Corporation was formed for the sole purpose of investing in and acting as a general partner of ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. ORBCOMM Corporation is authorized to issue 150,000,000 shares of common stock of $.01 par value, of which 100 shares are issued and outstanding and held by the Company.


(2)        SUBSEQUENT EVENT

           On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering. Each of the general partners of the Company, Orbital Communications Corporation and Teleglobe Mobile Partners, has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

           In 1993, ORBCOMM Global, L.P. ("ORBCOMM" or the "Company") was formed by Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"). Each of OCC and Teleglobe Mobile acquired and currently owns a 50% partnership interest in the Company, with Technology Resources Industries Bhd. ("TRI"), through TR (U.S.A.) Ltd., now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International" and, together with ORBCOMM USA, the "Marketing Partnerships"), to market services using the Company's low-Earth orbit satellite-based data and messaging communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Company is a 98% general partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the Federal Communications Commission (the "FCC") for the ORBCOMM System (the "FCC Licenses"), consistent with FCC regulations.

           As of June 30, 1998, Orbital, through OCC, and Teleglobe and TRI, through Teleglobe Mobile, had invested in the aggregate approximately $190 million in ORBCOMM. In addition, on August 7, 1996, the Company and ORBCOMM Global Capital Corp. completed a private placement (the "Old Notes Offering") of $170.0 million aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). In January 1997, all of the Old Notes were exchanged for notes that are substantially similar to the Old Notes, except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

           The Company provides two-way data and messaging communications services through the ORBCOMM System. The Company's current primary target markets include: (i) fixed asset monitoring services for electric utility meters, oil and gas storage tanks, wells and pipelines and environmental projects; (ii) mobile asset tracking services for commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government assets; and (iii) messaging services for consumers and commercial and government entities. Future target markets are expected to include: (i) tracking, messaging and security services for automobiles; (ii) monitoring applications for home security systems; and (iii) additional U.S. and foreign government applications. The Company markets its services to customers within the United States indirectly through value-added resellers ("VARs") and directly through internal VARs ("Internal VARs"), and internationally through international licensees ("International Licensees") that may distribute ORBCOMM services directly or through a distribution network.

           On March 23, 1998, the Company formed ORBCOMM Corporation, a Delaware corporation, for the sole purpose of investing in and acting as a general partner of the Company. The Company currently holds all of the 100 issued and outstanding shares of ORBCOMM Corporation.

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

SERVICE ROLL-OUT

           The Company believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. The Company has launched 20 satellites to date and currently expects to launch eight additional satellites by the end of September 1998, which will complete its planned 28-satellite constellation. An additional eight satellites that will create a planned 36-satellite enhanced constellation with increased capacity and improved service in equatorial regions are expected to be launched in the third quarter of 1999.

           Since early 1996, the Company has been providing limited commercial services in the United States. Commencing in April 1998, the Company began to place in commercial service satellites that were launched in late 1997 and early 1998, which has enabled the Company to begin to offer commercial services on a broader basis throughout the United States and other temperate regions. The Company expects to significantly expand its commercial services later in 1998 in the United States and other temperate regions when eight satellites launched in early August 1998 and eight additional satellites scheduled for launch later in 1998 are expected to be placed in commercial service. Service outside the United States will be expanded as the necessary ground infrastructure is completed and the necessary regulatory approvals are received. Enhanced service in equatorial regions is expected to be available by the fall of 1999, when the final eight satellites of the planned 36-satellite enhanced constellation are scheduled to be placed in commercial service.

           The U.S. ground segment, including the network control center and four gateway Earth stations (the "U.S. Ground Segment"), is operational. Gateways located in Italy, South Korea and Japan have successfully completed acceptance testing. During 1998, the Company expects that certain of its International Licensees will be able to offer ORBCOMM services in portions of Europe, Japan, Malaysia, Mexico, Morocco, portions of the Middle East and South Korea, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals.

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

           The Company expects that in 1998 it will also generate revenues from the sale of data and messaging communications services and applications developed and distributed by the Internal VARs. The pricing of services provided by the Internal VARs will be based on a pricing structure similar to the VAR pricing structure, except that the Internal VAR pricing structure will generate additional revenues from value-added software, hardware and services provided to the customer.

           The Company has on occasion purchased and recently entered into agreements, and may, in the future, enter into additional agreements, to purchase subscriber units for resale. In the past, the Company has not generated substantial revenues from the sale of subscriber units. The Company recently committed to purchase $6.2 million of subscriber units from certain manufacturers to accelerate initial customer sales by the VARs, Internal VARs and International Licensees. The Company expects to sell these subscriber units at prices equal to or greater than cost, although there can be no assurance that the Company will be able to do so.

           Internationally, the Company generates revenues through license fees paid by, and through the sale of gateways to, International Licensees. In addition, all International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to the VARs, which include an activation charge, a recurring monthly access charge and a usage charge. On execution of a service license or similar agreement ("SLA") by the International Licensee, an International Licensee purchases a gateway or gateway components from the Company pursuant to a gateway procurement contract or arranges to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is accounted for as deferred revenues and generally recognized when the gateway has successfully completed acceptance testing. Distribution fees and license fees from SLAs are generally accounted for as deferred revenues and recognized ratably over the term of the agreements or when the Company's obligations under the agreements are substantially complete.

OPERATING EXPENSES

           The Company owns and operates the assets that comprise the ORBCOMM System other than the FCC Licenses (which are held by OCC, with certain contractual rights relating thereto granted to the Company). Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company has been depreciating certain of its assets beginning in 1996, when commercial operation of the ORBCOMM System began. Costs of products sold consists of the sale of subscriber units. The Company recently agreed to pay to Magellan Corporation a subsidy for each Magellan subscriber unit sold, through March 1999, up to an aggregate of $2.4 million. Additionally, the Company incurs engineering expenses related to the development and operation of the ORBCOMM System and marketing, administrative and other expenses related to the operation of the ORBCOMM System. The Company also has incurred nominal expenses related to the development of the Internal VARs, which are included in marketing expenses. The Company anticipates that its expenses related to the continued development and operation of the Internal VARs (including the development of applications for customers) will increase substantially as the Company expands the marketing and distribution efforts of the Internal VARs.

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

           Income. In 1995, the Company received a nonrefundable distribution fee from a potential International Licensee. The Company recognized this nonrefundable distribution fee over the term of the relevant agreement. No such fees were received in earlier periods or during the six months ended June 30, 1998 and 1997, respectively.

           In late 1994, the Company borrowed $5.0 million, at an interest rate of 9.2% per annum, from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in August 1996, the Company closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds of the Old Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income (net of interest expenses of $210,000 and $206,000) on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $143,000 and $1.0 million for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Company recognized interest income (net of interest expenses of $420,000 and $416,000) of $361,000 and $3.1 million, respectively, on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering.

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

           The Company incurred $8.9 million and $1.5 million of marketing, administrative and other expenses for the three months ended June 30, 1998 and 1997, respectively, and $13.2 million and $2.8 million of marketing, administrative and other expenses for the six months ended June 30, 1998 and 1997, respectively. The Company incurred $4.7 million and $1.8 million of ORBCOMM System engineering expenses for the three months ended June 30, 1998 and 1997, respectively, and $7.3 million and $3.4 million of ORBCOMM System engineering expenses for the six months ended June 30, 1998 and 1997, respectively. The Company is capitalizing the portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred $2.4 million and $1.8 million in ORBCOMM System depreciation expense for the three months ended June 30, 1998 and 1997, respectively, and $4.3 and $3.5 million in ORBCOMM System depreciation expense for the six months ended June 30, 1998 and 1997, respectively, as the ORBCOMM System became available for commercial service in early 1996.

           Equity in Losses of Affiliates. The Company recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $1.2 million and $1.8 million for the three months ended June 30, 1998 and 1997, respectively, and $3.2 million and $3.7 million for the six months ended June 30, 1998 and 1997, respectively. Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service beginning in 1996.

RESULTS OF OPERATIONS -- ORBCOMM USA

           Income. For the three months ended June 30, 1998 and 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $269,000 and $23,000, respectively, and for the six months ended June 30, 1998 and 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $333,000 and $81,000, respectively. The costs of product sales associated with such revenues were $302,000 and $70,000 for the three months ended June 30, 1998 and 1997, respectively, and $368,000 and $142,000 for the six months ended June 30, 1998 and 1997, respectively.

           Expenses. ORBCOMM USA incurred $678,000 and $1.1 million of marketing expenses for the three months ended June 30, 1998 and 1997, respectively, and $2.2 million and $2.4 million of marketing expenses for the six months ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS -- ORBCOMM INTERNATIONAL

           Expenses. ORBCOMM International incurred $474,000 and $732,000 of marketing expenses for the three months ended June 30, 1998 and 1997, respectively, and $975,000 and $1.3 million of marketing expenses for the six months ended June 30, 1998 and 1997, respectively.

           Service License or Similar Agreements. As of June 30, 1998, ORBCOMM International had signed fourteen SLAs with International Licensees, eleven of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services outside the United States. As of June 30, 1998 and December 31, 1997, $20.0 million and $13.3 million, respectively, had been received under these agreements and the associated gateway procurement agreements and recorded as deferred revenue. ORBCOMM International is obligated to construct and deliver eleven gateways to certain International Licensees under certain of these agreements.

SUPPLEMENTAL DATA

           Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the six months ended June 30, 1998. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.



                                SUPPLEMENTAL DATA
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                            ORBCOMM             ORBCOMM            ELIMINATION
                                         ORBCOMM              USA            INTERNATIONAL           ENTRIES            TOTAL
                                   ------------------   ---------------   ------------------   ------------------   ------------
Total revenue(1)                     $      727           $       333       $          144      $       (587)        $     617
Interest income (expense), net              361  (2)                0                    0                                 361
Expenses                                 25,583  (3)            2,609                1,168               587            28,773
Loss before interest and taxes          (24,856) (4)           (2,276)              (1,024)                            (28,156)
Net loss                                (24,495) (4)           (2,276)              (1,024)                            (27,795)
Capital expenditures                     41,202  (5)                0                    0                              41,202

                                SUPPLEMENTAL DATA
                               AS OF JUNE 30, 1998
                 (IN THOUSANDS, EXCEPT FOR SUBSCRIBER UNIT DATA)

                                                            ORBCOMM             ORBCOMM
                                         ORBCOMM              USA            INTERNATIONAL           TOTAL
                                   ------------------   ---------------   ------------------   ------------------
Cash and cash equivalents            $    5,986           $         0       $            0      $      5,986
ORBCOMM System, net                     300,243                     0                    0           300,243
Total debt                              171,747                     0                    0           171,747
Subscriber units(6)                           0                 1,038                  451             1,489

----------------------------------
(1) As development-stage companies, none of the Company, ORBCOMM USA and ORBCOMM International had any significant operating revenues for the six-month period ended June 30, 1998.
(2)        Net of $420,000 of amortization of deferred financing fees.
(3) Includes depreciation expense of $4.3 million. Interest expense of $12.0 million was capitalized for the six-month period ended June 30, 1998.
(4)        Excludes equity in losses of affiliates of $3.2 million.
(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.
(6) Represents units that either generate revenues or are used in beta testing. These units do not include units that are used for demonstration purposes.


LIQUIDITY AND CAPITAL RESOURCES

            The Company is a development stage enterprise and has incurred cumulative net losses from inception. The Company has financed its operations to date primarily with capital contributions from its partners and through financing activities. For the six-month period ended June 30, 1998, net cash used in operating activities was $5.3 million primarily as a result of a net loss, excluding non-cash charges for depreciation, amortization and equity in losses of affiliates, of $19.7 million and an increase in other assets of $3.2 million. This was offset by an increase in accounts payable to Orbital of $15.1 million and an increase in accounts payable and accrued liabilities of $2.5 million.

            Cash flows used in investing activities for the six-month period ended June 30, 1998 were $34.3 million primarily as a result of additional capital expenditures, advances to affiliates and purchases and sales of securities. For the six-month period ended June 30, 1998, the Company invested $41.2 million, including $12.0 million of capitalized interest, for satellite constellation design, construction and launch services and design and construction of the U.S. Ground Segment. In addition, the Company advanced an additional $5.2 million, net of cash receipts for international operations, to ORBCOMM USA and ORBCOMM International to support their marketing activities. This use of cash was partially offset by $12.2 million of net proceeds from the sale of securities.

            Cash flows provided by financing activities for the six-month period ended June 30, 1998 were $29.5 million. This amount principally reflects additional capital contributions of the Company's current partners of $30.0 million.

            Expected future uses of cash include continued hiring of employees, capital expenditures related to the completion of the satellite constellation, debt servicing and working capital requirements. In addition, the Company intends to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the 36-satellite enhanced constellation is expected to be approximately $332.0 million through the third quarter of 1999. Of this amount, $244.0 million is for the design, development and construction of the satellite constellation and launch services, $39.0 million is for the design and construction of the U.S. Ground Segment, $17.0 million is for insurance and approximately $32.0 million is for other system costs such as engineering and billing system costs. As of June 30, 1998, $271.6 million had been expended for the ORBCOMM System, excluding a total of $46.5 million of interest expenses that have been capitalized. The foregoing information reflects the Company's current estimate of its funding requirements for the ORBCOMM System through the third quarter of 1999. Actual amounts may vary from such estimates for a variety of reasons, including delays or launch or satellite failures.

            The Company expects to continue to generate negative cash flows through all of 1998 and at least a portion of 1999. The Company expects that a portion of its cash requirements will be met through cash expected to be generated from operations. The Company's ability to generate significant revenues is subject to numerous uncertainties. In 1998, the Company expects to receive additional cash payments related to certain milestones under agreements with International Licensees. The Company's service and equipment contracts are U.S. dollar-based and do not generate foreign currency risk. Through June 30, 1998, OCC and Teleglobe Mobile have made capital contributions to the Company totaling approximately $190 million. As a result of the postponement of the initial public offering by ORBCOMM Corporation, which was organized for the sole purpose of investing in and acting as a general partner of the Company, OCC and Teleglobe Mobile each has reaffirmed its commitment to provide funding to the Company while considering options for future financing at the Company. The Company believes that the anticipated capital contributions from its partners, the deferral of invoicing of certain amounts otherwise due under the ORBCOMM System Procurement Agreement between the Company and Orbital until alternative financing arrangements are secured and the net proceeds of the Old Notes Offering and the MetLife Note will be sufficient to fund the Company's anticipated net cash loss from operations and capital expenditures through 1998.

            The Company expects to require additional capital in 1999 and may seek to raise such additional capital through additional contributions or loans from its current partners, other equity or debt financings or operating lease arrangements or the Company may seek to enter into strategic arrangements. There can be no assurance, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to the Company or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to the Company.

            The Company has made a preliminary assessment of potential "Year 2000" issues with respect to various computer-related systems. The Company is developing an initial corrective action plan that includes testing and reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and replacing impacted systems when necessary. The Company currently expects that identified "Year 2000" impacted systems will be corrected by the end of 1999, although there can be no assurance that the Company has identified all "Year 2000" impacted systems or that its corrective action plan will be completely successful. The Company believes that the costs to correct its systems will not materially affect its financial condition or results of operations. In addition, the Company has not received any indication to date that the impact of "Year 2000" issues on its customers and suppliers will have a material adverse effect on the Company.

            The Company is a development stage enterprise. Certain statements included in this report, including statements concerning the Company's operations, prospects, markets, technical capabilities, funding needs, financing sources, pricing, launch and commercial service schedules, cash flows and "Year 2000" issues, as well as information concerning future regulatory approvals and expected actions of third parties such as equipment suppliers, International Licensees and VARs, are forward-looking statements that may be affected by known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors may include but are not limited to general economic and business conditions, launch results, sales and product performance, the introduction of products and services by competitors, availability of required capital, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues and market acceptance of new products and technologies.

                                     PART II

                                OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

                     Not applicable.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

                     On July 2, 1998, ORBCOMM Corporation elected to postpone its initial public offering.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

                     Not applicable.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                     Not applicable.

ITEM 5.              OTHER INFORMATION.

                     Not applicable.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

                     (a) A complete list of the exhibits required to be filed with this Report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

                     (b)      Neither of ORBCOMM Global, L.P., ORBCOMM Global
                              Capital Corp. or ORBCOMM Corporation has previously been required to file a Report on Form
                              8-K under the Act.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   ORBCOMM GLOBAL, L.P.


Date:  August 14, 1998             By:      /s/  SCOTT L. WEBSTER
                                            ---------------------
                                            Scott L. Webster
                                            Chairman and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:  August 14, 1998             By:      /s/  W. BARTLETT SNELL
                                            ----------------------
                                            W. Bartlett Snell
                                            Senior Vice President, Finance and
                                               Administration and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



                                   ORBCOMM GLOBAL CAPITAL CORP.


Date:  August 14, 1998             By:      /s/  SCOTT L. WEBSTER
                                            ---------------------
                                            Scott L. Webster
                                            President
                                            (Principal Executive Officer)


Date:  August 14, 1998             By:      /s/  W. BARTLETT SNELL
                                            ----------------------
                                            W. Bartlett Snell
                                            Vice President and Treasurer
                                            (Principal Financial Officer)

                                   ORBCOMM CORPORATION


Date:  August 14, 1998             By:      /s/  SCOTT L. WEBSTER
                                            ---------------------
                                            Scott L. Webster
                                            President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:  August 14, 1998             By:      /s/  W. BARTLETT SNELL
                                            ----------------------
                                            W. Bartlett Snell
                                            Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this report.


     EXHIBIT NO.    DESCRIPTION
     -----------    -------------------------------------------------------------------------------------------------
       2            Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

       2(a)         Purchase Agreement, dated as of August 2, 1996, by and among ORBCOMM Global, L.P., ORBCOMM
                    Global Capital Corp., ORBCOMM USA, L.P., ORBCOMM International Partners, L.P., Orbital
                    Communications Corporation, Teleglobe Mobile Partners, Bear Stearns & Co. Inc., J.P. Morgan
                    Securities Inc. and RBC Dominion Securities Company.

       3            Organizational Documents.

       3.1(b)       Certificate of Limited Partnership of ORBCOMM Global, L.P.

       3.2(a)       Restated Agreement of Limited Partnership of ORBCOMM Global, L.P.

       3.2.1(c)     Amendment No. 1 to Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. dated
                    December 2, 1996

       3.3(b)       Certificate of Limited Partnership of ORBCOMM USA, L.P.

       3.4(a)       Restated Agreement of Limited Partnership of ORBCOMM USA, L.P.

       3.5(b)       Certificate of Limited Partnership of ORBCOMM International Partners, L.P.

       3.6(a)       Restated Agreement of Limited Partnership of ORBCOMM International Partners, L.P.

       3.7(d)       Certificate of Incorporation of ORBCOMM Corporation.

       3.8(e)       Bylaws of ORBCOMM Corporation

       4            Instruments Defining the Rights of Security Holders.

       4(a)         Indenture, dated as of August 7, 1996, by and among ORBCOMM Global, L.P., ORBCOMM Global Capital
                    Corp., ORBCOMM USA, L.P., ORBCOMM International Partners, L.P., Orbital Communications
                    Corporation, Teleglobe Mobile Partners and Marine Midland Bank.

       4.1(f)       Specimen of the Common Stock Certificate of ORBCOMM Corporation.

       10           Material Contracts.

       10.1(g)      Amended and Restated Administrative Services Agreement, dated as of January 1, 1997, by and between ORBCOMM Global, L.P. and Orbital Sciences Corporation.

       10.2(a)      Pledge Agreement, dated as of August 7, 1996, by and among ORBCOMM Global, L.P., ORBCOMM Global
                    Capital Corp. and Marine Midland Bank.

       10.3(a)      International System Charge Agreement, restated as of September 12, 1995, by and among ORBCOMM Global,
                    L.P., Teleglobe Mobile Partners and ORBCOMM International Partners, L.P.

       10.4(a)      Master Agreement, restated as of September 12, 1995, by and among ORBCOMM Global, L.P., Orbital
                    Sciences Corporation, Orbital Communications Corporation, Teleglobe Inc. and Teleglobe Mobile Partners.

       10.4.1(h)    Amendment No.1 to Master Agreement, dated as of February 5, 1997, by and among Orbital Sciences
                    Corporation, Orbital Communications Corporation, Teleglobe Inc. and Teleglobe Mobile Partners.

       10.5(b)      ORBCOMM System Procurement Agreement, dated as of September 12, 1995, by and between ORBCOMM Global,
                    L.P. and Orbital Sciences Corporation (provided that Appendix I is incorporated by reference to Exhibit
                    10.24.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 filed by Orbital
                    Sciences Corporation on August 13, 1993).

       10.5.1(i)    Amendment No.1 to ORBCOMM System Procurement Agreement dated December 9, 1996 by and between ORBCOMM
                    Global, L.P. and Orbital Sciences Corporation.

       10.5.2(h)    Amendment No. 2 to ORBCOMM System Procurement Agreement dated March 24, 1997 by and between ORBCOMM
                    Global, L.P. and Orbital Sciences Corporation.

       10.5.3(f)    Amendment No. 3 to ORBCOMM System Procurement Agreement dated as of March 31, 1998 by and between
                    ORBCOMM Global, L.P. and Orbital Sciences Corporation.

       10.5.4(f)    Amendment No. 4 to ORBCOMM System Procurement Agreement dated as of March 31, 1998 by and between
                    ORBCOMM Global, L.P. and Orbital Sciences Corporation.

       10.6(a)      Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, by and among
                    ORBCOMM Global, L.P., Orbital Sciences Corporation, Orbital Communications Corporation, Teleglobe Inc.,
                    Teleglobe Mobile Partners, ORBCOMM USA, L.P. and ORBCOMM International Partners, L.P.

       10.7(a)      System Charge Agreement, restated as of September 21, 1995, by and between ORBCOMM USA, L.P. and
                    Orbital Communications Corporation.

       10.8(a)      System Construction Agreement, restated as of September 12, 1995, by and between ORBCOMM Global, L.P.
                    Orbital Communications Corporation.

                                    40

       10.9(a)      Amendment No. 1 to System Construction Agreement, dated as of July 2, 1996, by and between ORBCOMM
                    Global, L.P. and Orbital Communications Corporation.

       10.10(b)     Service License Agreement, dated as of July 1, 1996, by and between ORBCOMM International Partners,
                    L.P. and ORBCOMM Canada Inc.

       10.11(b)     Service License Agreement, dated as of October 10, 1996, by and between ORBCOMM International Partners,
                    L.P. and Cellular Communications Network (Malaysia) Sdn. Bhd.

       10.12(b)     Service License Agreement, dated as of October 15, 1996, by and between ORBCOMM International Partners,
                    L.P. and European Company for Mobile Communication Services, B.V., ORBCOMM Europe.

       10.13(b)     Ground Segment Facilities Use Agreement, dated as of December 19, 1995, by and between ORBCOMM
                    International Partners, L.P. and ORBCOMM Canada Inc.

       10.14(b)     Ground Segment Procurement Contract, dated as of October 10, 1996, by and between ORBCOMM International
                    Partners, L.P. and Cellular Communications Network (Malaysia) Sdn. Bhd.

       10.15(b)     Ground Segment Procurement Contract, dated as of October 15, 1996, by and between ORBCOMM International
                    Partners, L.P. and European Company for Mobile Communication Services, B.V., ORBCOMM Europe.

       10.16(j)     Orbital Communications Corporation 1992 Stock Option Plan.

       10.17(j)     Amended and Restated Administrative Services Agreement, dated as of January 1, 1997, by and between
                    ORBCOMM Global, L.P. and Orbital Sciences Corporation.

       10.18(j)     U.S. Gateway Earth Station Maintenance Service Agreement, dated as of October 1, 1997, by and between
                    ORBCOMM Global, L.P. and Orbital Sciences Corporation.

       10.19(j)     Subscriber Communicator Manufacture Agreement, dated as of July 31, 1996, by and between ORBCOMM
                    Global, L.P. and Magellan Corporation.

       10.20(j)     Reseller Agreement, dated as of March 3, 1997, by and between ORBCOMM USA, L.P. and Orbital Sciences
                    Corporation.

       10.20.1(j)   Amendment No. 1, dated as of September 2, 1997, to the Reseller Agreement, dated as of March 3, 1997, by and between ORBCOMM USA, L.P. and Orbital Sciences Corporation.

       10.21(j)     Employment Agreement, dated as of May 15, 1997, by and between ORBCOMM Global, L.P. and Robert F.
                    Latham.

       10.22(j)     Consulting Agreement, dated as of March 18, 1998, by and between ORBCOMM Global, L.P. and ORBCOMM
                    Canada Inc.

       27           Financial Data Schedule.

       27.1*        Financial Data Schedule of ORBCOMM Global, L.P.

       27.2*        Financial Data Schedule of ORBCOMM Corporation.

-------------------------------------
*   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-4 filed by ORBCOMM Global, L.P. and ORBCOMM Global Capital Corp. on August 30, 1996 (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to Amendment No. 1, dated October 21, 1996, to the Registration Statement on Form S-4 filed by ORBCOMM Global, L.P. and ORBCOMM Global Capital Corp. on August 30, 1996 (Reg. No. 333-11149).

(c) Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Orbital Sciences Corporation on March 27, 1997.

(d) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599).

(e) Incorporated by reference to Exhibit 3.2 to Amendment No. 2, dated June 12, 1998, to the Registration Statement on Form S-1 of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599)

(f) Incorporated by reference to the identically numbered exhibit to Amendment No. 2, dated June 12, 1998, to the Registration Statement on Form S-1 of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599).

(g) Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by ORBCOMM Global, L.P. on March 31, 1998.

(h) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by ORBCOMM Global, L.P. on May 14, 1997.

(i) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by ORBCOMM Global, L.P. on March 28, 1997.

(j) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by ORBCOMM Global, L.P. on March 31, 1998.