Form 10-Q
period 1999-03-31
ORBCOMM GLOBAL L P
filed 1999-05-17
CIK 1021649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                              MARCH 31,          DECEMBER 31,
                                                                                1999                 1998
                                                                          ----------------      --------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 6,826             $ 3,799
     Investments                                                                        0                 390
     Other receivables                                                                842                 248
     Prepaid expenses                                                               1,035                   0
     Inventory                                                                      9,242               6,688
                                                                          ----------------      --------------
          Total Current Assets                                                     17,945              11,125

Mobile Communications Satellite System, net                                       326,742             327,946
Other assets, net                                                                   5,756               4,690
Investments in and advances to affiliates                                           5,681               2,483
Goodwill, net                                                                         381                 390
                                                                          ----------------      --------------

               TOTAL ASSETS                                                $      356,505        $    346,634
                                                                          ================      ==============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Current portion of long-term debt                                     $          903        $      1,190
     Accounts payable and accrued liabilities                                      11,458              19,255
     Accounts payable - Orbital Sciences Corporation                               59,304              50,800
                                                                          ----------------      --------------
          Total Current Liabilities                                                71,665              71,245
Revenue participation accrued interest                                                920                 599
Long-term debt                                                                    170,000             170,000
                                                                          ----------------      --------------
          Total Liabilities                                                       242,585             241,844

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                     61,585              56,520
     Orbital Communications Corporation                                            52,335              48,270
                                                                          ----------------      --------------
          Total Partners' Capital                                                 113,920             104,790
                                                                          ----------------      --------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $      356,505        $    346,634
                                                                          ================      ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                      TOTAL
                                                                                                   ACCUMULATED
                                                                                                     DURING
                                                                                                   DEVELOPMENT
                                                                    THREE MONTHS ENDED               STAGE
                                                                         MARCH 31,                  THROUGH
                                                               --------------------------------     MARCH 31,
                                                                    1999              1998            1999
                                                               --------------   ---------------   ---------------
REVENUES:
     Service and product sales                                 $         514    $          220    $        2,623
     Distribution fees                                                     0                 0             1,000
                                                               --------------   ---------------   ---------------
          Total revenues                                                 514               220             3,623

EXPENSES:
     Cost of product sales                                               490               215             2,517
     Engineering expenses                                              5,268             2,654            35,888
     Marketing, administrative and other expenses                      7,812             4,304            61,835
                                                               --------------   ---------------   ---------------
          Total expenses                                              13,570             7,173           100,240
                                                               --------------   ---------------   ---------------

LOSS FROM OPERATIONS BEFORE DEPRECIATION
 AND AMORTIZATION                                                    (13,056)           (6,953)          (96,617)

     Depreciation                                                     11,451             1,903            36,045
     Goodwill amortization                                                 9                 0                 9
                                                               --------------   ---------------   ---------------
LOSS FROM OPERATIONS                                                 (24,516)           (8,856)         (132,671)
OTHER INCOME AND EXPENSES:
     Interest income                                                      97               428            10,309
     Interest expense and other financial charges                     (6,500)             (210)          (10,454)
     Equity in net losses of affiliates                               (2,857)           (2,008)          (21,458)
                                                               --------------   ---------------   ---------------

NET LOSS                                                       $     (33,776)   $      (10,646)   $     (154,274)
                                                               ==============   ===============   ===============



      The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                        TOTAL
                                                                                                                     CASH FLOWS
                                                                                                                       DURING
                                                                                                                     DEVELOPMENT
                                                                                        THREE MONTHS ENDED              STAGE
                                                                                              MARCH 31,                THROUGH
                                                                                --------------------------------      MARCH 31,
                                                                                      1999            1998               1999
                                                                                ---------------  ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $      (33,776)  $      (10,646)   $    (154,274)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                                     11,451            1,903           36,045
       Goodwill amortization                                                                 9                0                9
       Amortization of financing fees                                                      209              210            2,186
       Equity in net losses of affiliates                                                2,857            2,008           21,458
                                                                                ---------------  ---------------   --------------
     SUB-TOTAL                                                                         (19,250)          (6,525)         (94,576)
     Net changes in non-cash working capital items:
       Decrease (increase) in other receivables                                           (594)             285             (842)
       Increase in prepaid expenses                                                     (1,035)               0           (1,035)
       Increase in inventory                                                            (2,554)            (463)          (9,242)
       Increase (decrease) in accounts payable and accrued liabilities                  (7,797)          (7,754)          11,458
       Increase in accounts payable - Orbital Sciences Corporation                           0                0            4,648
       Increase in revenue participation accrued interest                                  321                0              920
                                                                                ---------------  ---------------   --------------
          NET CASH USED IN OPERATING ACTIVITIES                                        (30,909)         (14,457)         (88,669)
                                                                                ---------------  ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (1,743)         (11,063)        (308,131)
     Increase in investments in and advances to affiliates                              (6,049)          (1,045)         (27,112)
     Purchase of investments                                                                 0           (4,313)        (190,885)
     Proceeds from sale of investments                                                     390           14,289          190,884
     Other                                                                                   0                0             (390)
                                                                                ---------------  ---------------   --------------
          NET CASH USED IN INVESTING ACTIVITIES                                         (7,402)          (2,132)        (335,634)
                                                                                ---------------  ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                                            0                0          169,475
     Repayment of long-term debt                                                          (287)            (262)          (4,096)
     Partners' contributions                                                            42,900           20,000          270,700
     Financing fees paid                                                                (1,275)               0           (4,950)
                                                                                ---------------  ---------------   --------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                     41,338           19,738          431,129
                                                                                ---------------  ---------------   --------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                       3,027            3,149            6,826

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                 3,799           16,106                0
                                                                                ---------------  ---------------   --------------

CASH AND CASH EQUIVALENTS:
     End of period                                                              $        6,826   $       19,255    $       6,826
                                                                                ===============  ===============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                              $       11,925   $       11,950    $      60,722
                                                                                ===============  ===============   ==============
     Non-cash capital expenditures                                              $        8,504   $        8,377    $      54,656
                                                                                ===============  ===============   ==============



      The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)         ORGANIZATION

            In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely. In 1998, the Company purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services Inc., a Delaware corporation, distributes outside Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the ORBCOMM system (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company, develops modifications and enhancements to, and distributes in Canada, the Dolphin Software. The value attributed to assets acquired from Dolphin is not material to the Company's total assets.

(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 1999, the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998, and the period from June 30, 1993 (date of inception) through March 31, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year 1999. The Company expects to emerge from development stage in 1999.

(3)         RELATED PARTY TRANSACTIONS

            The Company paid Orbital $534,000 and $777,000 for the three months ended March 31, 1999 and 1998, respectively, and approximately $200,600,000 for the period June 30, 1993 (date of inception) through December 31, 1998. Payments were made for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred $59,304,000 and $50,800,000 as of March 31, 1999 and December 31, 1998, respectively, and has indicated that it will continue to defer invoicing of certain amounts under the Procurement Agreement and, to the extent applicable, a new procurement agreement dated as of February 1, 1999 between the Company and Orbital

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3)         RELATED PARTY TRANSACTIONS - (CONTINUED)

until other funding arrangements for the Company are secured.

            The Company sold an aggregate of $490,000 and $215,000 of product to ORBCOMM USA and ORBCOMM International for the three months ended March 31, 1999 and 1998, respectively, and $1,763,000 for the period June 30, 1993 (date of inception) through December 31, 1998.


(4)         LONG-TERM DEBT

            In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

            On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes through 1998.

            The Company also has a $5,000,000 secured note with a financial institution of which $903,000 and $1,190,000 was outstanding as the current portion of the long-term debt as of March 31, 1999 and December 31, 1998, respectively. The note bears interest at a rate of 9.2% per annum, is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center and is guaranteed by Orbital.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                          MARCH 31,       DECEMBER 31,
                                                                            1999             1998
                                                                        -------------    -------------
                                    ASSETS
CURRENT ASSETS:
      Accounts receivable                                                $       135      $       220
      Inventory                                                                    0              309
      Other assets                                                               145              113
      Product development                                                        773              569
                                                                        -------------    -------------

               TOTAL ASSETS                                              $     1,053      $     1,211
                                                                        =============    =============


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities                            $        80      $       717
                                                                        -------------    -------------
         Total Current Liabilities                                                80              717
     Amount due to affiliates                                                 16,711           13,342
                                                                        -------------    -------------
          Total Liabilities                                                   16,791           14,059

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:

     ORBCOMM Global, L.P.                                                    (15,423)         (12,591)
     Orbital Communications Corporation                                         (315)            (257)
                                                                        -------------    -------------
          Total Partners' Capital                                            (15,738)         (12,848)
                                                                        -------------    -------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $     1,053      $     1,211
                                                                        =============    =============

   The accompanying notes are an integral part of these condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                              TOTAL
                                                                           ACCUMULATED
                                                                             DURING
                                                                           DEVELOPMENT
                                               THREE MONTHS ENDED             STAGE
                                                    MARCH 31,                THROUGH
                                        ------------------------------       MARCH 31,
                                             1999            1998              1999
                                        --------------   -------------    --------------
REVENUES:
     Service and product sales           $        265     $        64      $      1,436
     Contract revenues                              0               0             4,203
                                        --------------   -------------    --------------
          Total revenues                          265              64             5,639


EXPENSES:
     Cost of sales                                240              66             1,683
     Marketing expenses                         2,915           1,563            19,704
                                        --------------   -------------    --------------
           Total expenses                       3,155           1,629            21,387
                                        --------------   -------------    --------------

NET LOSS                                 $     (2,890)    $    (1,565)     $    (15,748)
                                        ==============   =============    ==============

    The accompanying notes are an integral part of these condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                               TOTAL
                                                                                                             CASH FLOWS
                                                                                                               DURING
                                                                                                             DEVELOPMENT
                                                                                    THREE MONTHS ENDED         STAGE
                                                                                         MARCH 31,            THROUGH
                                                                               ---------------------------    MARCH 31,
                                                                                     1999        1998           1999
                                                                               -------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $    (2,890)   $    (1,565)   $   (15,748)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
         USED IN OPERATING ACTIVITIES:
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                        85            (41)          (135)
       Decrease in inventory                                                            309              0              0
       Increase in other assets                                                         (32)           (46)          (145)
       Increase in product development                                                 (204)           (45)          (773)
       Increase (decrease) in accounts payable and accrued liabilities                 (637)           (20)            80
                                                                               -------------  -------------  -------------
          NET CASH USED IN OPERATING ACTIVITIES                                      (3,369)        (1,717)       (16,721)
                                                                               -------------  -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in amount due to affiliates                                             3,369          1,717         16,711
     Partners' contributions                                                              0              0             10
                                                                               -------------  -------------  -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                   3,369          1,717         16,721
                                                                               -------------  -------------  -------------


NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                                         0              0              0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  0              0              0
                                                                               -------------  -------------  -------------

CASH AND CASH EQUIVALENTS:
     End of period                                                              $         0    $         0    $         0
                                                                               =============  =============  =============

    The accompanying notes are an integral part of these condensed financial statements.

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

(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of March 31, 1999, the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998, and the period from June 30, 1993 (date of inception) through March 31, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM USA expects to emerge from development stage in 1999.

(3)         RELATED PARTY TRANSACTIONS

            As of March 31, 1999, ORBCOMM USA had a payable of $16,711,000 to the Company for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets in the United States ($13,660,000 as of December 31, 1998). ORBCOMM USA is currently in development stage, and still obtains funds to support operations through non-interest bearing advances from the Company.

            As of December 31, 1998, ORBCOMM USA had a receivable of $318,000 from ORBCOMM International (none as of March 31, 1999).

            ORBCOMM USA purchased $168,000 and $42,000 of product from the Company for the three months ended March 31, 1999 and 1998, respectively, and $1,402,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(4)         COMMITMENTS AND CONTINGENCIES

            In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

            On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sales of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes through 1998.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                          MARCH 31,          DECEMBER 31,
                                                                            1999                 1998
                                                                       ---------------      --------------

                                     ASSETS
CURRENT ASSETS:
     Accounts receivable                                                $      11,499        $      1,023
     Deferred and prepaid contract costs                                       18,785              20,879
                                                                       ---------------      --------------

               TOTAL ASSETS                                             $      30,284        $     21,902
                                                                       ===============      ==============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities                           $         876        $        530
     Deferred revenue                                                          25,794              20,094
                                                                       ---------------      --------------
          Total Current Liabilities                                            26,670              20,624
     Amount due to affiliates                                                   9,648               7,389
                                                                       ---------------      --------------
          Total Liabilities                                                    36,318              28,013

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                   (120)               (122)
     ORBCOMM Global, L.P.                                                      (5,914)             (5,989)
                                                                       ---------------      --------------
          Total Partners' Capital                                              (6,034)             (6,111)
                                                                       ---------------      --------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $      30,284        $     21,902
                                                                       ===============      ==============

    The accompanying notes are an integral part of these condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                                 TOTAL
                                                                                                              ACCUMULATED
                                                                                                                 DURING
                                                                                                              DEVELOPMENT
                                                          THREE MONTHS ENDED                                     STAGE
                                                              MARCH 31,                                         THROUGH
                                     ------------------------------------------------------------              MARCH 31,
                                                1999                            1998                              1999
                                     ----------------------------    ----------------------------    ----------------------------
REVENUES:
  Service and product sales              $                 6,150         $                   105        $                 17,157

EXPENSES:
  Cost of sales                                            4,785                              89                          15,838
  Marketing expenses                                       1,288                             501                           7,363
                                     ----------------------------    ----------------------------    ----------------------------
       Total expenses                                      6,073                             590                          23,201
                                     ----------------------------    ----------------------------    ----------------------------

NET INCOME (LOSS)                        $                    77         $                  (485)       $                 (6,044)
                                     ============================    ============================    ============================


             The accompanying notes are an integral part of these
                       condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                                          TOTAL
                                                                                                                        CASH FLOWS
                                                                                                                          DURING
                                                                                                                       DEVELOPMENT
                                                                                    THREE MONTHS ENDED                    STAGE
                                                                                        MARCH 31,                        THROUGH
                                                                            ---------------------------------           MARCH 31,
                                                                                1999                  1998                 1999
                                                                            ------------         ------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $        77         $       (485)        $     (6,044)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net changes in non-cash working capital items:
       Increase in accounts receivable                                          (10,476)                   0              (11,499)
       Decrease (increase) in deferred and prepaid contract costs                 2,094               (3,029)             (18,785)
       Increase (decrease) in accounts payable and accrued liabilities              346                 (191)                 876
       Increase in deferred revenue                                               5,700                4,376               25,794
                                                                            ------------        -------------        -------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (2,259)                 671               (9,658)
                                                                            ------------        -------------        -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                              2,259                 (671)               9,648
     Partners' contributions                                                          0                    0                   10
                                                                            ------------        -------------        -------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     2,259                 (671)               9,658
                                                                            ------------        -------------        -------------


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                    0                    0                    0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              0                    0                    0
                                                                            ------------        -------------        -------------
CASH AND CASH EQUIVALENTS:
     End of period                                                          $         0         $          0         $          0
                                                                            ============        =============        =============


         The accompanying notes are an integral part of these condensed financial statements.

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

(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of March 31, 1999, the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998, and the period from June 30, 1993 (date of inception) through March 31, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM International expects to emerge from development stage in 1999.

(3)         RELATED PARTY TRANSACTIONS

            As of March 31, 1999, ORBCOMM International had a payable of $9,648,000 to the Company for amounts advanced to support ORBCOMM
International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998). ORBCOMM International is currently in development stage, and still obtains funds to support its operations through non-interest bearing advances from the Company.

            As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of March 31, 1999).

            ORBCOMM International purchased $322,000 and $105,000 of product from the Company for the three months ended March 31, 1999 and 1998, respectively, and $361,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(4)         COMMITMENTS AND CONTINGENCIES

            Long-Term Debt

            In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

            On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes through 1998.

            Construction of Gateways

            In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of twenty gateway Earth stations that have been or will be installed around the world. During the first quarter of 1999, installation and final acceptance of gateways in Brazil and Argentina occurred. The related revenue and the associated costs have been properly reflected in the first quarter condensed consolidated statements of operations. Additionally, as of March 31, 1999, ORBCOMM International had $18,785,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998) of which $11,180,000 represents advance payments to these manufacturers ($12,718,000 as of December 31, 1998). Total commitments under these manufacturing agreements approximate $22,000,000. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of March 31, 1999, $1,330,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

(5)         SERVICE LICENSE OR SIMILAR AGREEMENTS

            As of March 31, 1999, ORBCOMM International had signed 13 service license or similar agreements ("SLAs") with international licensees, eight of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services in their designated territories. As of March 31, 1999, $32,508,000 had been received under these agreements and the associated gateway procurement agreements ($30,868,000 as of December 31, 1998) and $25,794,000 was recorded as deferred revenue ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver eight gateways to certain international licensees under certain of these agreements (see note 4).

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)



                                                                                 MARCH 31,               DECEMBER 31,
                                                                                    1999                     1998
                                                                            --------------------      ------------------
                                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $                10       $              10
     Accounts receivable and other current assets                                         1,111                   1,247
                                                                            --------------------      ------------------
          Total Current Assets                                                            1,121                   1,257
Investments in affiliates                                                                59,090                  56,111
                                                                            --------------------      ------------------

               TOTAL ASSETS                                                 $            60,211       $          57,368
                                                                            ====================      ==================


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
     Accounts payable and other accrued liabilities                         $                86       $             724
                                                                            --------------------      ------------------
          Total Current Liabilities                                                          86                     724
     Due to affiliates                                                                  145,383                 123,677
                                                                            --------------------      ------------------
          Total Liabilities                                                             145,469                 124,401

Non-controlling interest in net assets of consolidated subsidiary                        (7,712)                 (6,296)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, par value $0.01;
       8,000,000 shares authorized;
       4,798,392 and 4,783,892 shares issued;
       4,702,820 and 4,688,320 shares outstanding, respectively                              48                      48
     Additional paid-in capital                                                             591                     452
     Treasury stock, at cost, 95,572 shares                                                (770)                   (770)
     Accumulated deficit                                                                (77,415)                (60,467)
                                                                            --------------------      ------------------
          Total Stockholders' Deficit                                                   (77,546)                (60,737)
                                                                            --------------------      ------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $            60,211       $          57,368
                                                                            ====================      ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                        ----------------------------------------------------
                                                                  1999                        1998
                                                        ------------------------     -----------------------
REVENUES:
     Service and product sales                            $              266            $               64

EXPENSES:
     Cost of product sales                                               240                            66
     Marketing, administrative and other expenses                      2,919                         1,573
                                                          -------------------           -------------------
          Total expenses                                               3,159                         1,639
                                                          -------------------           -------------------

LOSS FROM OPERATIONS                                                  (2,893)                       (1,575)

OTHER INCOME AND EXPENSES:
     Equity in net losses of affiliates                              (15,472)                       (4,556)
     Non-controlling interest in net losses of
       consolidated subsidiary                                         1,417                           767
                                                          -------------------           -------------------


NET LOSS                                                  $          (16,948)           $           (5,364)
                                                          ===================           ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)




                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                              ----------------------------------------------
                                                                                       1999                     1998
                                                                              ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $          (16,948)       $         (5,364)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
  Items not affecting cash:
    Equity in net losses of affiliates                                                     15,472                   4,556
    Non-controlling interest in net losses of consolidated subsidiary                      (1,417)                   (767)
                                                                               -------------------       -----------------
  SUB-TOTAL                                                                                (2,893)                 (1,575)
  Net changes in non-cash working capital items:
    Decrease (increase) in accounts receivable and other current assets                       136                    (132)
    Decrease in accounts payable and other accrued liabilities                               (638)                    (10)
                                                                               -------------------       -----------------
       NET CASH USED IN OPERATING ACTIVITIES                                               (3,395)                 (1,717)
                                                                               -------------------       -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                                                               (18,450)                 (7,500)
                                                                               -------------------       -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                              (18,450)                 (7,500)
                                                                               -------------------       -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees                                             139                     103
  Net borrowings from affiliates                                                           21,706                   9,114
                                                                               -------------------       -----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                           21,845                   9,217
                                                                               -------------------       -----------------


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                              0                       0

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                          10                      34
                                                                               -------------------       -----------------

CASH AND CASH EQUIVALENTS:
  End of period                                                                $               10        $             34
                                                                               ===================       =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)         ORGANIZATION

            Orbital Communications Corporation ("OCC") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). Each of OCC and Teleglobe Mobile is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, OCC is a 2% general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% general partner in ORBCOMM International. Directly and indirectly, OCC currently holds and controls 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. Consequently, OCC consolidates the financial results of ORBCOMM USA.

(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of March 31, 1999, the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected in the future.

(3)         RELATED PARTY TRANSACTIONS

            OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of March 31, 1999 and December 31, 1998, OCC owed Orbital $128,603,000 and $110,287,000, respectively, none of which is currently payable. As of March 31, 1999 and December 31, 1998, OCC owed ORBCOMM $69,000 and $48,000, respectively.

            ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of March 31, 1999 and December 31, 1998, ORBCOMM USA owed ORBCOMM $16,711,000 and $13,342,000 respectively, none of which is currently payable.

            ORBCOMM USA purchased $168,000 and $42,000 of product from ORBCOMM for the three months ended March 31, 1999 and 1998, respectively.

(4)         COMMITMENTS AND CONTINGENCIES

            In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe).

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVLOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                       MARCH 31,      DECEMBER 31,
                                                                         1999            1998
                                                                       --------       ------------

                                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $      1        $     11
     Accounts receivable                                                 11,499           1,023
     Deferred and prepaid contract costs                                 18,785          20,879
                                                                       --------        --------
          Total Current Assets                                           30,285          21,913
Investments in affiliates                                                63,377          58,467
                                                                       --------        --------

               TOTAL ASSETS                                            $ 93,662        $ 80,380
                                                                       ========        ========


                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities                          $    975        $    651
     Deferred revenue                                                    25,794          20,094
                                                                       --------        --------
          Total Current Liabilities                                      26,769          20,745
     Amount due to affiliates                                             9,648           7,389
                                                                       --------        --------
          Total Liabilities                                              36,417          28,134
Non-controlling interest in net assets of ORBCOMM International
     Partners, L.P.                                                      (2,956)         (2,994)

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile, L.P.                                              59,599          54,688
     Teleglobe Mobile Investment Inc.                                       602             552
                                                                       --------        --------
          TOTAL PARTNERS' CAPITAL                                        60,201          55,240
                                                                       --------        --------

               Total Liabilities and Partners' Capital                 $ 93,662        $ 80,380
                                                                       ========        ========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                          TOTAL ACCUMULATED
                                                                 THREE MONTHS ENDED       DURING DEVELOPMENT
                                                                     MARCH 31,              STAGE THROUGH
                                                              ------------------------        MARCH 31,
                                                                1999            1998           1999
                                                              --------        --------    ------------------

REVENUES:
     Service and product sales                                $  6,150        $    105        $ 17,157

EXPENSES:
     Cost of sales                                               4,785              89          15,838
     Marketing, administrative and other expenses                1,316             532           9,937
                                                              --------        --------        --------
          Total expenses                                         6,101             621          25,775
                                                              --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                                       49            (516)         (8,618)

OTHER INCOME AND EXPENSES:
     Interest income                                                 0              20           2,289
     Financial charges                                               0               0            (288)
     Equity in net losses of ORBCOMM Global, L.P.              (17,043)         (5,202)        (75,587)
     Non-controlling interest in net losses (income) of
       ORBCOMM International Partners, L.P.                        (38)            238           2,961
                                                              --------        --------        --------


NET LOSS                                                      $(17,032)       $ (5,460)       $(79,243)
                                                              ========        ========        ========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                              TOTAL CASH
                                                                                 THREE MONTHS ENDED          FLOWS DURING
                                                                                      MARCH 31,            DEVELOPMENT STAGE
                                                                             --------------------------    THROUGH MARCH 31,
                                                                                1999            1998             1999
                                                                             ---------        ---------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $ (17,032)       $  (5,460)       $ (79,243)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
     Items not affecting cash:
       Equity in net losses of ORBCOMM Global, L.P.                             17,043            5,202           75,587
       Non-controlling interest in net losses (income) of  ORBCOMM
         International Partners, L.P.                                               38             (238)          (2,961)
                                                                             ---------        ---------        ---------
     SUB-TOTAL                                                                      49             (496)          (6,617)
     Net changes in non-cash working capital items:
       Increase in accounts receivable                                         (10,476)              (2)         (11,499)
       Decrease (increase) in deferred and prepaid contract costs                2,094           (3,029)         (18,785)
       Increase (decrease) in accounts payable and accrued liabilities             324             (498)             975
       Increase in deferred revenue                                              5,700            4,376           25,794
                                                                             ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (2,309)             351          (10,132)
                                                                             ---------        ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                                 (21,950)         (10,000)        (139,975)
                                                                             ---------        ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES                                (21,950)         (10,000)        (139,975)
                                                                             ---------        ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                             2,259             (671)           9,648
     Partners' contributions                                                    21,990           10,000          140,455
     Non-controlling interest in net assets of  ORBCOMM
       International Partners, L.P.                                                  0                0                5
                                                                             ---------        ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                             24,249            9,329          150,108
                                                                             ---------        ---------        ---------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (10)            (320)               1

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            11            1,439                0
                                                                             ---------        ---------        ---------

CASH AND CASH EQUIVALENTS:
     End of period                                                           $       1        $   1,119        $       1
                                                                             =========        =========        =========



            The accompanying notes are an integral part of these condensed consolidated financial statements.

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

(2)         BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 1999, the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998, and the period from July 21, 1993 (date of inception) through March 31, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected in the future. The Partnership expects to emerge from development stage in 1999.

(3)         RELATED PARTY TRANSACTIONS

            As of March 31, 1999, ORBCOMM International had a payable of $9,648,000 to the Company for amounts advanced to support ORBCOMM
International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998). ORBCOMM International is currently in development stage, and still obtains funds to support its operations through non-interest bearing advances from the Company.

            As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of March 31, 1999).

            ORBCOMM International purchased $322,000 and $105,000 of product from the Company for the three months ended March 31, 1999 and 1998, respectively, and $361,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

            In 1996, the Partnership entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Partnership. As of March 31, 1999 and December 31, 1998, the Partnership owed Teleglobe $52,000 and $74,000, respectively, under this agreement.

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(4)         COMMITMENTS AND CONTINGENCIES

            Long-Term Debt

            In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, Orbital Communications Corporation ("OCC"), ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

            On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes through 1998.

            Construction of Gateways

            In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of twenty gateway Earth stations that have been or will be installed around the world. During the first quarter of 1999, installation and final acceptance of gateways in Brazil and Argentina occurred. The related revenue and the associated costs have been properly reflected in the first quarter condensed consolidated statements of operations. Additionally, as of March 31, 1999, ORBCOMM International had $18,785,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998) of which $11,180,000 represents advance payments to these manufacturers ($12,718,000 as of December 31, 1998). Total commitments under these manufacturing agreements approximate $22,000,000. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of March 31, 1999, $1,330,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

(5)         SERVICE LICENSE OR SIMILAR AGREEMENTS

            As of March 31, 1999, ORBCOMM International had signed 13 service license or similar agreements ("SLAs") with international licensees, eight of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services in their designated territories. As of March 31, 1999, $32,508,000 had been received under these agreements and the associated gateway procurement agreements ($30,868,000 as of December 31, 1998) and $25,794,000 was recorded as deferred revenue ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver eight gateways to certain international licensees under certain of these agreements (see note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc., acting through Teleglobe Mobile Partners ("Teleglobe Mobile"), formed ORBCOMM Global, L.P. ("ORBCOMM"). OCC and Teleglobe Mobile each acquired and currently owns a 50% partnership interest in us. Concurrently with our formation, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. and ORBCOMM International Partners, L.P., with the exclusive right to market our services in the United States and internationally, respectively. We are a 98% general partner in each of ORBCOMM USA and ORBCOMM International, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the Federal Communications Commission (the "FCC") for the ORBCOMM system, consistent with FCC regulations.

     ORBCOMM Global Capital Corp. ("Capital"), a wholly owned subsidiary of ours, was formed in July 1996 to act as a co-issuer with us in connection with the issuance of $170,000,000 aggregate amount of our 14% Senior Notes due 2004 (the "Notes Offering"). Capital has nominal assets and does not conduct any operations. In 1998, the Company purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services Inc., a Delaware corporation ("DIS"), distributes outside Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the Orbcomm System (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company ("DSS"), develops modifications and enhancements to, and distributes in Canada, the Dolphin Software.
The value attributed to assets acquired from Dolphin is not material to the Company's total assets. On February 25, 1999, ORBCOMM formed, ORBCOMM Investment Corporation, a Delaware corporation, as a wholly owned unrestricted subsidiary for the purpose making strategic investments in existing and prospective international service licensees, other service distributors and various third parties.

     ORBCOMM Corporation was formed on June 29, 1998 for the sole purpose of investing in and acting as one of our general partners in connection with the initial public offering we anticipated would be conducted in 1998, which offering was not consummated. ORBCOMM Corporation was merged with and into ORBCOMM effective March 23, 1999.

     We market our services to customers within the United States indirectly through value-added resellers ("VARs") and directly through internally developed value-added resellers ("Internal VARs") and internationally through international service licensees ("International Licensees") that may distribute our services directly or through a distribution network.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our consolidated financial statements include our accounts and the accounts of two of our subsidiaries, DIS and DSS. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, we account for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. We do not consolidate either ORBCOMM USA or ORBCOMM International, and therefore do not report in our condensed consolidated financial statements, either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International is recorded under the caption "Equity in net losses of affiliates" in our condensed consolidated financial statements. Correspondingly, our investment in each of ORBCOMM USA and ORBCOMM International is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." In February 1999, we completed the purchase of additional shares of ORBCOMM Japan Ltd., our International Licensee for Japan, increasing our equity interest in ORBCOMM Japan to approximately 32%. With the purchase of this additional ownership interest, we now account for our investment in ORBCOMM Japan using the equity method of accounting.

     ORBCOMM USA pays to OCC an output capacity charge that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity in the United States and exclusive use of the tangible assets (including software) of the ORBCOMM system located in the United States (the "System Assets"). In consideration of the construction and financing by us of the System Assets, OCC, in turn, pays to us a system charge that is a quarterly fee equal to the output capacity charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues"). If the output capacity charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay and does not owe any portion of the system charge to us.

     ORBCOMM International pays to Teleglobe Mobile an international output capacity charge that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity outside the United States. In consideration of the grant by us to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity outside the United States, Teleglobe Mobile, in turn, pays to us a system charge that is a quarterly fee equal to the international output capacity charge less 1.15% of Total Aggregate Revenues. If the international output capacity charge as described above is less than 1.15% of Total Aggregate Revenues, then Teleglobe Mobile is not required to pay and does not owe any portion of the system charge to us.

ROLL-OUT OF OUR SERVICES

     The ORBCOMM system provides a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world. We have launched 28 satellites to date and expect to launch seven additional satellites in an equatorial plane in 1999.

     In November 1998, we formally announced the launch of full commercial service in North America. The U.S. ground segment, including the network control center and four gateway Earth stations, is operational. In addition, gateways located in Italy, Japan, Brazil, Argentina and South Korea have successfully completed acceptance testing. Our International Licensees for Europe, a portion of South America and Japan have launched commercial service. Collectively, these three International Licensees cover approximately 50 countries. During the remainder of 1999, we expect that our International Licensees for Malaysia, North Africa, the remaining portion of South America and the south Caribbean region, Mexico and the north Caribbean region will launch commercial service as well, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory approvals.

REVENUES

     We expect to emerge from development stage in 1999. Domestically, we generate revenues from the direct sale of satellite access and usage to VARs, which sales to date have been primarily for resale to customers. The pricing of satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and a flat-rate fee for usage. By the end of the third quarter of 1999, we intend to implement usage-sensitive billing.

     We also generate part of our revenues from the sale of data and messaging communications services and applications developed and distributed by Internal VARs. The pricing of services provided by the Internal VARs is based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure generates additional revenues from value-added software and customer services, as well as hardware, provided to the customer.

     Internationally, we generate revenues through license fees paid by and through the sale of gateways to International Licensees. In addition, all International Licensees in commercial service pay a monthly satellite usage fee based on a percentage of gross operating revenues. By the end of the third quarter of 1999, we expect to be able to charge the International Licensees a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to VARs, which includes an activation charge, a recurring monthly access charge and a usage charge. On execution of an agreement, International Licensees purchase a gateway or gateway components from us pursuant to a gateway procurement contract or arrange to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized over the term of the agreements.

OPERATING EXPENSES

     We own and operate the assets, other than the licenses from the FCC, which are owned by OCC, that comprise the ORBCOMM system. Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. On November 30, 1998, we announced the commencement of full commercial service in North America and depreciation of the 28-satellite constellation commenced. Additionally, we incur:

     - engineering expenses related to the development and operation of the ORBCOMM system;

     -    marketing expenses related to the marketing of our services; and

     - general, administrative and other expenses related to the operation of the ORBCOMM system.

     We have also incurred expenses related to the development of Internal VARs, which are included in our marketing expenses. We anticipate that our expenses related to the continued development and operation of the Internal VARs, including the development of applications for customers, will increase substantially as we expand the marketing and distribution efforts of the Internal VARs. Cost of product sales includes the cost of sale of subscriber units sold to customers.

RESULTS OF OPERATION - ORBCOMM

     We have generated substantial negative cash flows to date. Our activities have focused primarily on:

     - the acquisition of U.S. regulatory approvals for the operation of the ORBCOMM system;

     -    the design, construction and launch of satellites;

     - the design and construction of associated ground network and operating systems (including associated software);

     -    the development of subscriber unit manufacturing sources;

     -    the negotiation of agreements with International Licensees;

     -    the hiring of key personnel;

     -    the negotiation of agreements with VARs;

     -    the development of Internal VARs;

     -    the development of customer software and hardware applications; and

     - preliminary marketing and sales activities associated with our commercial operations.

     In October 1998, we purchased substantially all of the assets of Dolphin and established two wholly owned subsidiaries, DIS and DSS. It is expected that most DSS product sales will be to consolidated affiliates. As such, we do not expect DSS to have a material impact on our financial results.

     Revenues. Product sales of $490,000 and $215,000 for the three months ended March 31, 1999 and 1998, respectively, relate primarily to our sale of subscriber units to ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers. The cost of product sales associated with such revenues was $490,000 and $215,000, respectively.

     Expenses. In late 1994, we borrowed $5,000,000, at an interest rate of 9.2% per annum, pursuant to a Loan and Security Agreement dated December 22, 1994 between us and MetLife Capital Corporation (the "MetLife Note") to help finance a portion of the ORBCOMM system. In addition, in August 1996, we closed the Notes Offering. Most of the net proceeds of the Notes Offering were invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds of the Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. For the three months ended March 31, 1999 and 1998, we recognized interest expense and other financial charges of $6,500,000 and $210,000, respectively.

     During the construction phase of the ORBCOMM system, we have capitalized all interest expenses, as well as construction costs, consisting primarily of satellites, launch vehicles and the U.S. ground segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred.

     We incurred $7,812,000 and $4,304,000 of marketing, administrative and other expenses for the three months ended March 31, 1999 and 1998, respectively. We also incurred $5,268,000 and $2,654,000 of ORBCOMM system engineering expenses for the three months ended March 31, 1999 and 1998, respectively. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design, development and coding of the software products that enhance the operation of the ORBCOMM system. Marketing, administrative and other expenses, as well as engineering expenses, were higher quarter-over-quarter due in substantial part to costs relating to an increased number of employees. We also incurred $11,451,000 and $1,903,000 in ORBCOMM system depreciation expense for the three months ended March 31, 1999 and 1998, respectively. Depreciation expense increased in the first quarter of 1999 as a result of the commencement in November 1998 of full commercial service in North America, at which time depreciation of the 28-satellite constellation began. We expect depreciation expense in 1999 to be approximately $49,000,000.

     Equity in net losses of affiliates. As of March 31, 1999 and 1998, we recognized $2,857,000 and $2,008,000 as equity in net losses of affiliates, respectively, which represents our share of ORBCOMM USA's net losses and ORBCOMM International's net income (loss) as well as our share of ORBCOMM Japan's net losses.

RESULTS OF OPERATION - ORBCOMM USA

     Revenues. ORBCOMM USA recognized revenues relating to the provision of products and services of $265,000 and $64,000 for the three months ended March 31, 1999 and 1998, respectively. The costs of sales associated with such revenues were $240,000 and $64,000, respectively.

     Expenses. ORBCOMM USA incurred $2,915,000 and $1,563,000 of marketing expenses for the three months ended March 31, 1999 and 1998, respectively. The variance in marketing expenses results primarily from employee-related expenses.

RESULTS OF OPERATION - ORBCOMM INTERNATIONAL

     Service license or similar agreements. As of March 31, 1999, ORBCOMM International had executed 13 service license or similar agreements with International Licensees, eight of which have associated gateway procurement contracts and software license agreements. These agreements authorize the International Licensees to use the ORBCOMM system to provide two-way data and messaging communications services in their respective territories. As of March 31, 1999, $32,508,000 had been received under these agreements and the associated gateway procurement contracts ($30,868,000 as of December 31, 1998) and $25,794,000 was recorded as deferred revenue ($20,094,000 as of December 31, 1998).

     Construction of gateways. In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of twenty gateway Earth stations that have been or will be installed around the world. During the first quarter of 1999, installation and final acceptance of gateways in Brazil and Argentina occurred. As a result, the related revenue and the associated costs for construction and delivery of these gateways are reflected in ORBCOMM International's first quarter 1999 condensed statements of operations.

     Expenses. ORBCOMM International incurred $1,288,000 and $501,000 of marketing expenses for the three months ended March 31, 1999 and 1998, respectively. The variance in marketing expenses results primarily from employee-related expenses.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the three months ended March 31, 1999. Such supplemental data should be read in conjunction with our condensed consolidated financial statements and the condensed financial statements of ORBCOMM USA and ORBCOMM International, and the notes thereto located elsewhere in this report.

                                SUPPLEMENTAL DATA
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                      ORBCOMM      ELIMINATION
                                      ORBCOMM      ORBCOMM USA     INTERNATIONAL     ENTRIES         TOTAL
                                    ------------   -----------     -------------- -------------    -----------
Total revenue(1)                    $    514        $    265        $  6,150       $   (490)       $  6,439
Interest income                           97               0               0                             97
Interest expense                       6,500 (2)           0               0                          6,500
Expenses                              25,030 (3)       3,155           6,073            490          33,768
Income (loss) from operations        (24,516)         (2,890)             77                        (27,329)
Net income (loss)                    (31,019)(4)      (2,890)             77                        (33,832)
Capital expenditures                  10,247 (5)           0               0                         10,247

                                SUPPLEMENTAL DATA
                              AS OF MARCH 31, 1999
                 (IN THOUSANDS, EXCEPT FOR SUBSCRIBER UNIT DATA)


                                                                    ORBCOMM       ORBCOMM
                                                    ORBCOMM           USA      INTERNATIONAL        TOTAL
                                                  -----------    -----------  ---------------     ------------
Cash and cash equivalents                         $  6,826       $      0     $        0          $   6,826
Mobile Communications Satellite System, net        326,742              0              0            326,742
Total debt                                         170,903              0              0            170,903
Subscriber units(6)                                      0          4,005          2,061              6,066

--------------------
(1) ORBCOMM, ORBCOMM USA, and ORBCOMM International are development stage enterprises.

(2) Includes $209,000 of amortization of deferred financing fees.

(3) Includes depreciation expenses and goodwill amortization of $11,460,000.

(4) Excludes equity in net losses of ORBCOMM USA and ORBCOMM International of $2,757,000.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(6) Represents units that are activated on ORBCOMM's network, some of which may not be revenue-generating.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the three months ended March 31, 1999 and 1998, net cash used in operating activities was $30,909,000 and $14,457,000, respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization and equity in net losses of affiliates) of $19,250,000 and $6,525,000, respectively. The increased net loss for the three months ended March 31, 1999, excluding items not affecting cash, is primarily attributable to higher operating expenses related to the roll-out of global commercial services and because interest expense is no longer capitalized as it was during the construction phase of the ORBCOMM system.

     Cash flows from investing activities for the three months ended March 31, 1999 used cash of $7,402,000 primarily as a result of additional capital expenditures and advances to affiliates. In the first quarter of 1999, we invested $1,743,000 for the design, development and construction of satellites, launch services and design and construction of the U.S. ground segment, excluding $8,504,000 of accrued milestone obligations under the September 1995 procurement agreement with Orbital. Further, we advanced, in the aggregate, an additional $5,629,000 to ORBCOMM USA and ORBCOMM International to support their marketing activities. For the three months ended March 31, 1998, cash used in investing activities was $2,132,000, primarily for capital expenditures, advances to affiliates and purchases and sales of investments.

     Cash flows from financing activities for the three months ended March 31, 1999 and 1998 provided cash of $41,338,000 and $19,738,000, respectively. The increase quarter-over-quarter is primarily attributable to increased capital contributions from our current partners, which were $42,900,000 and $20,000,000 for the three months ended March 31, 1999 and 1998, respectively.

     Expected future uses of cash include continued increases in staffing, additional capital expenditures related to the completion of the 35-satellite enhanced constellation, debt servicing and working capital requirements. In addition, we intend to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the planned 35-satellite system through December 31, 1999 is expected to be approximately $337,000,000, excluding amounts under the new procurement agreement with Orbital, pursuant to which we have agreed to purchase eight additional satellites and have an option to purchase up to 22 more. Of this amount:

- $249,000,000 is for the design, development and construction of the satellite constellation and launch services;

-    $39,000,000 is for the design and construction of the U.S. ground segment;

-    $17,000,000 is for insurance; and

- approximately $32,000,000 is for other system costs such as engineering and billing system costs.

     As of February 1, 1999, we signed a new procurement agreement with Orbital under which we will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, under this agreement we have the option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet certain of the milestones set forth in the license granted by the FCC on March 31, 1998 authorizing OCC to launch an additional 12 low-Earth orbit ("LEO") satellites, as replenishment satellites or as ground spares.

     As of March 31, 1999, $305,698,000 had been expended for the ORBCOMM system, excluding a total of $57,089,000 of interest expenses that have been capitalized. The foregoing information reflects our current estimate of our funding requirements for the ORBCOMM system through 1999. Actual amounts may vary from such estimates for a variety of reasons, including satellite failures.

     We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. Our ability to generate significant revenues is subject to numerous uncertainties. This year, we expect to receive additional cash payments related to certain milestones under agreements with our International Licensees. Our service and equipment contracts are U.S. dollar-based and, hence, not subject to foreign currency risk. Through March 31, 1999, OCC and Teleglobe Mobile had made capital contributions to us totaling $270,700,000. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital this year and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

     We have issued $170,000,000 in Notes that mature in August 2004. The Notes earn a 14% fixed interest as well as a 5% revenue participation interest on service and certain other revenues. The market price for the Notes may fluctuate as a function of market interest rate changes, investors' perception of the risk and our revenue growth.

RISK FACTORS

     Many statements contained in this report are not historical and are forward-looking in nature. Examples of such forward-looking statements include statements concerning:

     -    our operations, funding needs and financing sources;

     -    our launch and commercial service schedules;

     -    our cash flows and profitability;

     -    future regulatory approvals;

     -    expected characteristics of competing systems; and

     - expected actions of third parties such as equipment suppliers, VARs and International Licensees.

     These forward looking statements are inherently predictive and speculative, and are based on our current views and assumptions regarding future events and operating performance. The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements.

WE HAVE AN UNPROVEN TRACK RECORD

     We expect to incur continued net losses. We have incurred cumulative net losses of approximately $154,300,000 through March 31, 1999 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial capital expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these capital expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base. We cannot assure you that we will have positive cash flows or that we will become profitable.

     We have a limited operating and financial history. You have limited operating and financial data on which to evaluate our business performance. We have conducted full commercial operations for only a limited period of time. Our ability to provide commercial service globally or even in key markets and to generate positive operating cash flows will depend on our ability to, among other things:

     -    successfully operate and maintain the satellites in the constellation;

     - integrate the various ORBCOMM system segments, including the satellites, the ground and control infrastructure and the hardware and software used in customer applications;

     - develop distribution capabilities within the United States and licensing and distribution arrangements outside the United States sufficient to capture and retain an adequate customer base;

     - successfully and timely launch an additional plane of satellites to create an enhanced 35-satellite constellation;

     - install the necessary ground infrastructure and obtain the necessary regulatory and other approvals outside the United States; and

     - provide for the timely design, manufacture and distribution of subscriber units to customers in sufficient quantities, with appropriate functional characteristics and at competitive prices for various applications.

WE WILL HAVE SIGNIFICANT ADDITIONAL FUNDING REQUIREMENTS

     Additional funding required to provide global service could be significant. To complete and maintain the planned 35-satellite enhanced constellation and to expand global service, we will require significant additional capital expenditures. We currently expect that the total cost of the planned 35-satellite enhanced constellation from June 30, 1993 (date of inception) through December 31, 1999 will be approximately $337,000,000, excluding amounts under the February 1999 procurement agreement with Orbital. Through March 31, 1999, we had spent approximately $305,700,000 on satellite constellation design, construction and launch services, design and construction of the U.S. ground segment and insurance and other system costs, excluding approximately $57,000,000 of capitalized interest. To finance these expenditures, Orbital, through OCC, and Teleglobe, through Teleglobe Mobile, had invested $270,700,000 in us through March 31, 1999. In addition, we received net proceeds of approximately $164,000,000 from the Notes Offering and a loan of $5,000,000 from MetLife. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital this year and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

     Developing, marketing and distributing data and messaging communications services to customers, constructing certain components of the ground infrastructure or procuring and launching additional satellites may require us to make significant expenditures that are not currently planned. These additional expenditures may arise as a result of, among other things:

     -    a decision to establish additional Internal VARs;

     - the requirement that we construct international gateways because the International Licensees are unable or unwilling to do so; or

     - the requirement that we procure and launch satellites to replace satellites in the event of, for example, an uninsured loss.

     Interest expense on the Notes represents a significant cash requirement for us. We do not expect to be able to generate sufficient cash from operations to cover all these requirements for at least several more quarters. Moreover, we may need additional funding to cover delays or increased costs in the future. If this additional funding becomes necessary, we cannot assure you that additional funding will be available from the public or private markets or from our partners on favorable terms or on a timely basis, if at all.

     Our substantial debt service obligations could affect our competitiveness. We have a highly leveraged capital structure. As of March 31, 1999, our liabilities totaled approximately $243,000,000. Our debt service requirements could negatively affect our market value because of the following:

     - our ability to obtain additional financing for future working capital needs or for other purposes may be limited;

     - a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our indebtedness, thereby reducing funds available for operations and business expansion; and

     - we may have greater exposure to adverse economic conditions than competing companies that are not as highly leveraged.

     These factors could negatively affect our financial condition and results of operations.

     Restrictive covenants in the indenture could prevent us from taking otherwise sound business action. The indenture governing our Notes contains certain restrictive covenants. The restrictions in the indenture affect, and in some cases significantly limit or prohibit, our ability to, among other things:

     -    incur additional indebtedness;

     -    make prepayments of certain indebtedness;

     -    make distributions;

     -    make investments;

     -    engage in transactions with affiliates;

     -    issue capital stock;

     -    create liens;

     -    sell assets; and

     -    engage in mergers and consolidations.

     If we fail to comply with the restrictive covenants in the indenture governing the Notes, our obligation to repay the Notes may be accelerated.

MARKET DEMAND FOR OUR PRODUCTS AND SERVICES IS NOT CERTAIN

     Customer acceptance depends on several factors. The success of the ORBCOMM system will depend on customer acceptance of our services, which is contingent on a number of factors, including:

     -    the number of satellites that are operational at any time;

     -    completion and performance of the necessary ground infrastructure;

     - receipt of the necessary regulatory and other approvals to operate in a particular country;

     - the availability of subscriber units that are compatible with the ORBCOMM system and meet the varying needs of customers;

     -    the price of our services and related subscriber units; and

     - the extent, availability and price of alternative data and messaging communications services.

     As with any new communications service, we cannot assure you that the market will accept our services.

     In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Each of our VARs, Internal VARs and applications developers is responsible for developing and/or marketing such applications. To date, nearly 100 applications have been developed by or on behalf of VARs and Internal VARs for use with the ORBCOMM system. If there is a lack of, or a delay in the availability of the components necessary to fulfill our customers' business requirements, market acceptance of ORBCOMM services could be adversely affected.

     Currently over 100 companies are using or are in the process of evaluating the ORBCOMM system. Our business plan assumes that our potential customers will accept certain limitations inherent in satellite communications services. For example, the ORBCOMM system's line-of-sight limitation, particularly in "urban canyons," and its limited ability to penetrate buildings and other objects could limit customers' use of the ORBCOMM system and services. In addition, system availability will be limited in equatorial regions before the planned 35-satellite enhanced constellation is in commercial operation. In addition to the limitations that the ORBCOMM system architecture imposes, our services will not be available in those countries where we or our International Licensees have not obtained the necessary regulatory and other approvals. Certain potential customers may find these limitations on the availability of our services to be unacceptable.

     Competition comes from several sources. Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances among industry participants seeking to use such advances internationally to capture significant market share. Although currently no other company is providing the same global, satellite-based commercial data communications services that we provide, we anticipate that the ORBCOMM system will face competition from numerous existing and potential alternative communications services. We expect that potential competitors may include:

     - operators or users of other LEO satellite networks similar to the ORBCOMM system whose satellites operate below 1GHz;

     - operators or users of networks of LEO satellites operating above 1GHz that offer voice telephony as well as data services;

     - operators or users of medium-Earth orbit satellite systems that use satellites with orbits located between 2,000 and 18,000 miles above the Earth;

     - operators or users of geostationary or geosynchronous satellite systems that use satellites with orbits located approximately 22,300 nautical miles directly above the equator; and

     -    operators and users of terrestrial-based data communications systems.

     If any of our competitors succeeds in marketing and deploying systems with services having functions and prices similar to those we expect to offer, our ability to compete in markets served by such competitors may be adversely affected.

     Some of our actual or potential competitors have financial, personnel and other resources that are substantially greater than our resources. In addition, a continuing trend toward consolidation and strategic alliances in the communications industry could give rise to significant new competitors. Furthermore, any foreign competitor may benefit from subsidies from, or other protective measures taken by, its home country. Some of these competitors could develop more technologically advanced systems than the ORBCOMM system or could provide more efficient or less expensive services than those that we expect to provide.

     We may also face competition in the future from companies using new technologies including new satellite systems. A number of these new technologies, even if they are not ultimately successful, could negatively affect us. Additionally, our business could be adversely affected if competitors begin or expand their operations or if existing or new communications service providers are able to penetrate our target markets.

RELIANCE ON THIRD PARTIES COULD AFFECT OUR OPERATIONS

     We will rely heavily on VARs within the United States. In the United States, we intend to rely heavily on VARs to market and distribute many of our services to customers. Our success depends, in part, on our ability to attract and retain qualified VARs. We cannot assure you that we will be able to enter into VAR agreements for additional markets at the times or on the terms we expect or that we will be able to retain our existing VARs when the terms of their respective agreements end.

     We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data and messaging applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data and messaging applications or marketing our services effectively. The inability of VARs to provide data and messaging applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data and messaging applications, we may do so, which will increase our expenses. Furthermore, our reseller agreements provide that VARs will use all reasonable commercial efforts to market and distribute our services, but in most cases these agreements do not require VARs to meet established sales objectives. We cannot assure you that VARs will successfully develop a market for and distribute our services.

     Although we are developing VARs internally, we currently act primarily as a wholesaler to VARs. Thus, the cost to customers for our services purchased through VARs is largely beyond our control. Furthermore, we will have no rights independently to offer particular data and messaging applications developed by VARs or to use the associated software unless we enter into appropriate licensing agreements. By developing Internal VARs, we may create actual or apparent conflicts with certain VARs, which could adversely affect such VARs' willingness to invest resources in developing and distributing data and messaging applications for the ORBCOMM system.

     We will rely heavily on International Licensees outside the United States. Outside the United States, we enter into agreements with International Licensees. The International Licensees are responsible in their territories for procuring and installing the necessary gateways, obtaining the necessary regulatory and other approvals to provide services using the ORBCOMM system and marketing and distributing our services. We select the International Licensees primarily by evaluating their ability to market and distribute our services successfully.

     Although we consider many elements in evaluating potential International Licensees, an individual International Licensee may not satisfy any one or more of these elements. Our success depends, in part, on our ability to attract and retain qualified International Licensees. We cannot assure you that we will be able to enter into agreements with International Licensees for additional territories at the times or on the terms we expect, or that we will be able to retain our existing International Licensees when the terms of their respective agreements end. In addition, each agreement we have executed with an International Licensee provides that the International Licensee may terminate the agreement upon one year's written notice, and any International Licensee may decide to do so. Also, ORBCOMM International has the right under the terms of these agreements to terminate such agreements based on the non-performance of the licensee as described therein.

     We are required to give one of our International Licensees satellite usage fee credits as a result of our failure to meet certain ORBCOMM system launch milestones. Moreover, certain of the agreements grant International Licensees the right to terminate their agreements if they are unable to obtain the necessary regulatory and other approvals within certain time parameters. Our International Licensees may not be successful in obtaining the necessary regulatory and other approvals, and, even if successful, the

International Licensees may not develop a market and/or a distribution network for our services.

     Certain International Licensees are or are likely to be newly formed ventures with limited financial resources. These entities may not be successful in procuring and installing the necessary gateways, obtaining the necessary regulatory approvals or successfully marketing and distributing our services. The general form of our service license agreement does not obligate us or give us the contractual right to construct the necessary gateway if an International Licensee is unable or unwilling to construct one. In the future, and if an International Licensee is unable or unwilling to do so, we may desire to construct, or finance the construction of, the necessary gateway. However, the International Licensee or the relevant governmental authority may not permit us to construct the gateway, or we may not be able to bear the cost of constructing the gateway, which cost may be significant.

     We will rely heavily on subscriber unit manufacturers to satisfy customer demand. Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have executed five subscriber unit manufacturing agreements and have type approved or are finalizing type approval of at least ten different subscriber unit models, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. As of March 31, 1999, we had procured for our own inventory, and our customers and distributors had either received or ordered, a total of over 50,000 subscriber units. On occasion, we have found it advisable to purchase or to subsidize the purchase of subscriber units and may do so in the future. Generally, we expect to sell these subscriber units to VARs, Internal VARs and International Licensees at prices equal to or greater than cost, although we cannot assure you that we will be able to do so. The cost of these purchases or subsidies could be significant. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

     We rely heavily on Orbital for our most important assets. We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch the ORBCOMM satellites. Under the September 1995 procurement agreement, we have contracted with Orbital to provide these services on a fixed-price basis, subject to adjustments for out-of-scope work. We may terminate this procurement agreement if Orbital fails to achieve certain milestones within 56 weeks after the contracted completion date or if Orbital fails to comply materially with any terms of the procurement agreement. We may not, however, withhold payments under this procurement agreement solely because Orbital fails to achieve certain milestones by the dates originally planned. As of February 1, 1999, we executed a new procurement agreement with Orbital under which we will procure, at a minimum, among other things, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, we have an option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. Depending on the product or service being purchased, we are required to pay Orbital a fixed fee, subject to certain incentive payments and other adjustments or on a time and materials basis. Under this procurement agreement, we are entitled to withhold payments from Orbital based on the failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

     An adverse effect on Orbital and its business for whatever reason may adversely affect Orbital's ability to perform under these procurement agreements. We have not identified any alternate provider of the services Orbital currently provides. An alternate service provider may not be available or, if available, may not be available at a cost or on terms acceptable to us.

     We rely heavily on third parties to control access to our proprietary information. Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the September 1995 procurement agreement and the February 1999 procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the procurement agreements, including the ORBCOMM satellites, other than certain communications software and the U.S. ground segment. We rely primarily on copyright and trade secret law to protect our technology. We currently hold no patents. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors. These agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these products will depend on VARs. Furthermore, the laws of countries outside the United States may afford us and the VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

     The steps we have taken may not prevent misappropriation of our technology, and agreements entered into for that purpose may not be enforceable. In addition, we may have to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation, whether or not successful, could result in substantial costs and diverted resources, each of which could negatively affect our financial condition and results of operations.

RISKS RELATED TO SATELLITES COULD AFFECT OUR OPERATIONS

     A significant portion of our tangible assets are our low-Earth orbit satellites and the related ground infrastructure. The loss or failure of satellites in the constellation could negatively affect us.

     Useful life of satellites; Damage to or loss of satellites. There are many factors that contribute to and may affect the useful life of any satellites, including our satellites, such as the quality of the satellites' design and construction and the durability and expected gradual environmental degradation of their electrical and other components.

     The first generation of ORBCOMM satellites have eight-year design lives, with the exception of the first two satellites to be placed in orbit, each of which has a design life of four years. We cannot assure you that any satellite will operate for the full duration of its design life.

     In addition, loss of or damage to our satellites may result from a variety of causes, including:

     -    electrostatic storms;

     - collisions with other objects, including space debris, man-made objects or certain space phenomena such as comets, meteors or meteor showers;

     -    random failure of satellite components; or

     -    high levels of radiation.

     Also, loss of or damage to our satellites may result from the failure of the launch vehicle that was to place the satellites in orbit.

     The ORBCOMM system was designed to provide for redundancy in the event of the loss or failure of one or more satellites in the constellation, whether due to a satellite reaching the end of its design life or some other cause. However, the loss or failure of satellites in the constellation may cause:

     -    gaps in service availability;

     -    significantly degraded service quality;

     -    increased costs; or

     - loss of revenue for the period that service is interrupted or impaired.

     Satellite anomalies. In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our satellite constellation, we experienced certain anomalies with respect to several of our satellites. These anomalies include reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. While we have demonstrated that we are able to bypass the data transmission anomaly, the coverage footprint of such satellites will be reduced. Also, implementation of the bypass will require that certain manufacturers modify certain subscriber communicator models to enable them to work with the modified satellites. You should also note that:

     - anomalies such as those described above, or other anomalies that have comparable effects, could occur in the future with respect to the in-orbit satellites or additional satellites launched by us; and

     - while the anomalies described above have not materially affected our business, if we are unable to correct such anomalies, if applicable, or should additional anomalies occur in the future with respect to the other in-orbit satellites or additional satellites that we launch, such events could negatively affect our business.

     Launch-related risks. To date, we have successfully launched 28 satellites into their proper orbits. Under our current timetable, we plan to launch seven additional satellites on a Pegasus launch vehicle in 1999.

     Satellite launches are subject to significant risks, including:

     - failure of the launch vehicle due to a crash or explosion, which could cause disabling damage to or loss of the satellites;

     - damage to the satellites during loading into the launch vehicle, during the launch itself or as the satellites are deployed by the launch vehicle;

     -    failure of the satellites to achieve their proper orbits; and

     - unreasonable delays related to poor weather conditions or prior launch failures.

     We bear the risk of loss of a launch vehicle and satellites upon release of the Pegasus launch vehicle from Orbital's L-1011 aircraft. Our insurance against the loss of a launch vehicle and its satellite payload may be limited.

     If our next satellite launch fails, or if we should need to procure launch services from an alternate provider for any reason, the resulting delays would increased the costs to deploy the 35-satellite enhanced constellation.

     Cost increases from satellite enhancements, launch failures and other sources could negatively affect our financial performance. We could experience all increase in costs over those currently estimated to be necessary to complete the 35-satellite enhanced constellation. These additional cost increases could come from, for example, launch or uninsured satellite failures and further modifications to all or a portion of the ORBCOMM system design to work out technical difficulties or to accommodate changes in regulatory requirements. Significant cost increases related to launching and implementing the planned 35-satellite enhanced constellation could negatively affect our financial condition and results of operations.

     Limited insurance exposes us to significant risks of loss. Our insurance may not adequately mitigate the adverse effects of a launch failure or a loss of satellites in-orbit. Unless there is a failure of any of the three planes of satellites currently in orbit, as discussed below, our insurance program does not currently cover the next planned Pegasus launch (the "Fourth Pegasus Launch") with respect to the cost to replace the launch vehicle or the satellites, although it could be modified to do so. Absent a failure, as discussed below, we intend to modify our existing insurance program to cover the cost of replacing the launch vehicle used in the Fourth Pegasus Launch.
Our decision whether to modify our existing insurance program to cover the cost of replacing the satellites to be launched in the Fourth Pegasus Launch will depend on, among other things, whether we decide to use any of the additional satellites we will procure from Orbital pursuant to the February 1999 procurement agreement as ground spares.

     We have procured insurance against the in-orbit failure of satellites in each of the first three planes of eight satellites launched using the Pegasus launch vehicle. If there is a failure of any of the three planes of eight satellites currently in orbit, where "failure" is defined as the loss of three or more satellites in any such plane, our insurance program would cover the costs of a replacing the launch vehicle and the satellites, as well as the increased insurance premium thereon, for subsequent launches. In the event such a failure occurs prior to the Fourth Pegasus Launch, and we decided to launch the satellites currently intended for the equatorial plane as replacement satellites, our insurance would cover the cost to procure the launch vehicle used in the Fourth Pegasus Launch as well as the satellites launched in connection with the Fourth Pegasus Launch.

     We have no insurance against in-orbit satellite failure for the two satellites that were launched in April 1995 or for the two satellites launched in February 1998.

     Schedule delays could affect our commercial operations in certain areas. In the past, we have had to delay satellite launches primarily because of subcontractor late deliveries and enhancements made to the satellites' design based on, among other things, information we obtained from operating the two satellites launched in April 1995.

     Additional delays in implementing the planned 35-satellite enhanced constellation could result from a variety of causes, including, among others:

     -    a delay or failure of the launch of seven satellites planned for 1999;
          and

     - delays caused by design reviews in the event of a launch vehicle failure or the loss of a satellite or other event beyond our control.

     We cannot assure you that these or other factors, some of which are beyond our control, will not delay the implementation of the planned 35-satellite enhanced constellation, which could negatively affect our financial condition and results of operations.

     The costs of maintaining the space segment may outstrip funds generated from operations. The ORBCOMM satellites, which constitute a substantial portion of our total assets, have limited useful lives. We anticipate using funds from operations to develop a second generation of satellites to replenish and expand the constellation. If sufficient funds from operations are not available and we are unable to obtain financing for the second generation satellites, we will not be able to replace the first generation satellites at the end of their useful lives. We cannot assure you that additional capital would be available to develop the second generation satellites on favorable terms or on a timely basis, if at all.

     Lack of adequate security for communications via the Internet could affect customer acceptance of our services. Like many other modern communications networks, we currently deliver a substantial portion of data to our customers over the Internet and expect to continue to use the Internet as a primary delivery method for data collected from subscriber units and satellites. We currently take certain measures to ensure the security of customer data, but despite these measures, persons seeking unauthorized access to our customer data may be able to gain such access. We believe that if unauthorized access to our customer data were to occur, or if our potential customers were to perceive that such unauthorized access was likely, the market for our services would be negatively affected.

     We could experience difficulty integrating all of the components and sub-components of the ORBCOMM system. While the ORBCOMM system has successfully transmitted approximately five million messages to date, the ORBCOMM system is exposed to the risks inherent in any large-scale complex communications system using advanced technologies. Operating the ORBCOMM system requires that we design and integrate communications technologies and devices ranging from satellites operating in space to ground infrastructure located around the world. Even if built to specifications, the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of the system fails to function and coordinate as required, that failure could delay full deployment of the ORBCOMM system or render it unable to perform at the quality and capacity levels required for us to operate our business successfully.

REGULATORY RISKS PRESENT POTENTIAL OBSTACLES TO GLOBAL OPERATION OF THE ORBCOMM SYSTEM

     Obtaining and maintaining the necessary U.S. licenses could cause delays. Our business may be affected by the regulatory activities of various U.S. government agencies, primarily the FCC. Although each of OCC's licenses for the ORBCOMM system (collectively, the "FCC Licenses") is currently valid, the FCC could revoke these licenses if OCC fails to satisfy certain conditions or to meet certain prescribed milestones, including:

     - the December 2000 milestone by which OCC must have launched 36 satellites;

     - the September 2002 milestone by which OCC must launch two of the 12 satellites licensed in March 1998; and

     - the March 2004 milestone by which OCC must launch the remaining ten of these satellites,

unless the FCC grants extensions for accomplishing these milestones. OCC is required to apply for a license renewal three years before each FCC License expires. While, based on past experience, OCC believes the FCC generally grants the renewal applications of existing licensees where the licensee has satisfied the requirements of the license, it is possible that the FCC will not, in fact, renew either of the FCC Licenses. Should the FCC revoke or fail to renew the FCC Licenses, or if OCC fails to satisfy any of the conditions of the FCC Licenses, such event would negatively affect our financial condition and results of operations.

     The FCC has licensed OCC to operate as a private carrier. Because of our method of distributing services, we believe that OCC currently is not subject to the restrictions that apply to common carriers or to providers of Commercial Mobile Radio Services ("CMRS"). We plan to distribute our services to customers indirectly through VARs and directly through Internal VARs. In most cases, we will provide our customers with enhanced services and will not be interconnected with the public switched telephone network. Therefore, we do not believe that the FCC will regard these services as common carrier or CMRS. In the future, however, we may provide services that the FCC deems common carrier or CMRS, or the FCC may exercise its discretionary authority to apply the common carrier or CMRS rules to our operations. Applying these rules could negatively affect our financial condition and results of operations by, for instance, subjecting us to rate regulation and certain tariff filing requirements, limiting some foreign ownership in us and subjecting us to state regulation, if we were deemed to be a common carrier.

     Our financial condition and results of operations could be adversely affected if the United States adopts new laws, policies or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

     The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or the International Licensees will operate and in which we plan to offer our services. Our International Licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, the International Licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions by the end 1999, when the final seven satellites of the planned 35-satellite enhanced constellation are expected to be launched. To date, 25 countries have granted approvals to provide full commercial or other limited services using the ORBCOMM system. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each International Licensee is responsible for obtaining regulatory approvals in its territory, each International Licensee may not be successful in doing so. If any International Licensee is not successful, we will not be able to offer services in the affected territory.

     Although many countries have moved to privatize communications services and permit competition in providing these services, some countries continue to require that a government-owned entity provide all communications services. While we anticipate that substantially all of the International Licensees will be private entities, we may be required to offer our services through a government-owned or -controlled entity in those territories where government monopolies prevail.

     Our inability to offer service in a foreign country or countries could negatively affect our financial condition and results of operations. Regulatory provisions in countries in which we or the International Licensees seek to operate may impose impediments on our or the International Licensees' operations, and such restrictions could be unduly burdensome. Our business may also be adversely affected by regulatory changes resulting from judicial decisions and/or the adoption of treaties, legislation or regulations by the national authorities of countries or territories where we plan to operate the ORBCOMM system.

     Coordination with the International Telecommunications Union ("ITU") poses risks of delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies the ORBCOMM system that the coordination process has been successfully completed. OCC has completed the ITU coordination process with respect to the planned 35-satellite enhanced constellation with all administrations except Russia and France. OCC expects that it will successfully complete the ITU coordination process with Russia and France by December 1999, at which time the ORBCOMM system will be fully registered with the ITU. The FCC has modified OCC's ITU documentation to include the proposed launch of the 12 additional satellites for which OCC has been licensed. We do not expect this modification to affect coordination of the 35-satellite system. Moreover, supplemental coordination of these 12 satellites is not required for countries for which the United States previously completed coordination.

     Any delay in or failure to complete the ITU coordination process successfully may result in interference to the ORBCOMM system by other mobile satellite systems operating internationally, and this interference could negatively affect our financial condition and results of operations. Furthermore, International Licensees working with their respective governments are required to complete ITU coordination of subscriber units and gateways located in their territories with countries located within distances determined by ITU recommendations. These coordinations may not be completed successfully or in a timely manner, which could result in delayed availability of ORBCOMM services in the affected territories.

OPERATING RISKS COME FROM SEVERAL SOURCES

     Multinational operations and developing markets pose unique operating challenges. Since we expect to derive substantial revenues by providing communications services globally, we are subject to certain multinational operating risks, such as:

     - changes in domestic and foreign government regulations and communications standards;

     -    licensing requirements;

     -    tariffs or taxes and other trade barriers;

     -    price, wage and exchange controls;

     -    political, social and economic instability;

     -    inflation;

     -    interest rate and currency fluctuations; and

     -    U.S. law prohibitions from operating in certain countries.

     Many of these risks may be greater in developing countries or regions. In addition, although we anticipate that the International Licensees will make all payments in U.S. dollars, the potential lack of available U.S. currency in certain countries may prevent the International Licensees in those countries from being able to do so. Because we expect to receive most payments in U.S. dollars, we do not intend to hedge against exchange rate fluctuations.

OUR BUSINESS IS SUBJECT TO CERTAIN STRUCTURAL AND MARKET RISKS

     We are controlled by two strategic partners. We are a limited partnership whose current partners, OCC and Teleglobe Mobile, each holds 50% of our partnership interests. Under our current partnership agreement, substantially all actions taken by us require the approval of at least a majority-in-interest, i.e., partners holding a majority of the partnership interests. As such, the partners must agree with respect to any and all decisions that require approval of a majority-in-interest, or in the event the partners fail to agree, such failure will result in deadlock between the partners. Such failure of the partners to agree with respect to any decision requiring the approval of a majority-in-interest could negatively affect us.

     Potential conflicts of interest with Orbital or Teleglobe could negatively affect us. Orbital and Teleglobe each has a substantial ownership interest in ORBCOMM. A conflict of interest may exist between us and Orbital under either of the procurement agreements and the other related agreements between Orbital and OCC. Also, Orbital is a majority owner of Magellan Corporation, one of our subscriber unit manufacturers. Under our partnership agreement, transactions between us and Orbital are subject to the approval of Teleglobe. A conflict of interest also may exist between us and Teleglobe by virtue of Teleglobe's majority ownership of ORBCOMM Canada Inc., our International Licensee for Canada. Any potential conflict of interest between us and either of these entities could negatively affect our results of operations.

THE YEAR 2000 POSES CERTAIN RISKS

     We have initiated a Year 2000 readiness program, which is being implemented by a program management office composed of, among others, certain of our senior managers and certain outside consultants. The program has five phases: inventory, assessment, remediation, testing and deployment, and our primary area of focus is the critical system segment, which comprises eight operational areas including the satellites and the ground infrastructure for the ORBCOMM system.

     We have completed an inventory of each product, component or software program in the critical system segment that uses date fields, contains embedded systems or that may otherwise be impacted by the Year 2000 issue. All products, components and software identified in the inventory phase have been assessed to determine whether they are Year 2000 ready. For products, components or software obtained from third party vendors, including Orbital, we surveyed each such vendor to ascertain whether the product, component or software provided by such vendor is Year 2000 ready, which may include obtaining a certification or statement from each such vendor regarding Year 2000 readiness. Based on our efforts to date, we estimate that the eight operational areas are between 60% and 100% ready.

     We have upgraded, repaired, replaced or otherwise brought into readiness the products, components and software programs in the critical system segment identified in the assessment phase of the program as being non-Year 2000 ready and will upgrade, repair, replace or otherwise bring into readiness any products, components and software programs that may be identified in the testing phase of the program as being non-Year 2000 ready. We anticipate that for some custom applications in the critical system segment, we may use replacements to or upgrades of existing applications that are already in development, which replacements or upgrades may obviate the need for remediation with respect to such applications. With respect to those products, components and software programs identified in the assessment phase of the program as being non-Year 2000 ready, the remediation phase was completed in the first quarter of 1999.

     We have prepared a master test plan, which includes, with respect to the critical system segment, testing within each of the eight operational areas at both the unit or functional level, followed by end-to-end testing of the entire ORBCOMM system. We have substantially completed unit level testing. We are currently in the process of performing functional, or segment-to-segment, testing. End-to-end testing of the ORBCOMM system will include testing of those products, components and programs that have been procured from third party vendors and certified or represented as Year 2000 ready, as well as any products, components or programs that are subject to routine replacements or upgrades during the term of the program that are expected to cause such elements to be Year 2000 ready. We expect that initial system testing will be completed in the second quarter of 1999 and that final system testing, including testing of internationally deployed systems that are our responsibility, will be completed in the third quarter of 1999.

     We are encouraging our International Licensees and VARs to implement a comprehensive Year 2000 readiness program. We have begun and will continue to identify and assess the extent to which the elements comprising our business infrastructure, including our applications developed for customers, information systems, telephone systems, heating, cooling and electrical systems, building security and other building operations, as well as back-up systems, are Year 2000 ready. To accomplish this, we are surveying the applicable third party vendors and other entities to ascertain whether their systems are Year 2000 ready, which may include obtaining a certification or statement from each such vendor or other entity regarding Year 2000 readiness.

     The total estimated cost of the program, including the planned cost to replace systems that are impacted by the Year 2000 issue, is not expected to be material to our financial condition or results of operations. To date, we have not deferred work on any information technology programs or systems as a result of its efforts in connection with the program.

     In connection with the program, we have initiated communications with our vendors, customers and other service providers regarding our Year 2000 status. While uncertainties surrounding the significance and likely impact of the Year 2000 problem make it nearly impossible for us to identify a reasonably likely worst case scenario for the Year 2000 issue, such scenario could include:

     - interruptions or failures of data or messaging communications using the ORBCOMM system;

     -    the temporary inability of third parties to pay amounts due to us, and

     -    the temporary inability of vendors to provide goods or services to us.

     We will develop a contingency plan for the ORBCOMM system designed to address certain of these risks within our control. Our contingency plans will evolve based upon the results of our unit, functional and end-to-end testing. Despite our ongoing efforts in connection with the program, we cannot assure you that we have identified or will identify all Year 2000 affected systems or that the program will be successfully implemented or implemented on a timely basis.

                                     PART II

                                OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

                     Not applicable.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

                     Not Applicable.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

                     Not applicable.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                     Not applicable.

ITEM 5.              OTHER INFORMATION.

                     On December 18, 1998, ORBCOMM International terminated for non-performance its service license agreements with SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus"), which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action (98 Civ. 9095, S.D.N.Y.) claiming that the termination of these agreements was unjustified. This suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. While these decisions do not represent a final adjudication of SATCOM's claims against ORBCOMM International, the district court, in denying SATCOM's request for preliminary injunction, ruled that SATCOM was unlikely to prevail on the merits. ORBCOMM International has executed an agreement with a new International Licensee for the countries formerly covered by these service license agreements.

                     On April 29, 1999, ORBCOMM Global, L.P. filed a Report on
                      Form 8-K in connection with a change in accountants.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

                     (a) A complete list of the exhibits required to be filed with this Report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

                     (b) Neither of ORBCOMM Global, L.P. or ORBCOMM Global Capital Corp. has previously been required to file a Report on Form 8-K under the Act.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        ORBCOMM GLOBAL, L.P.

Date:  May 17, 1999                     By:   /s/  SCOTT L. WEBSTER
                                              ---------------------
                                              Scott L. Webster
                                              Chairman and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:  May 17, 1999                     By:   /s/  RICHARD G. TENNANT
                                              -----------------------
                                              Richard G. Tennant
                                              Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial Officer)

                                        ORBCOMM GLOBAL CAPITAL CORP.

Date:  May 17, 1999                     By:   /s/  SCOTT L. WEBSTER
                                              ---------------------
                                              Scott L. Webster
                                              President
                                              (Principal Executive Officer)

Date:  May 17, 1999                     By:   /s/  RICHARD G. TENNANT
                                              -----------------------
                                              Richard G. Tennant
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


The following exhibits are filed as part of this report.

EXHIBIT NO.             DESCRIPTION
-----------             -----------------------------------------------------------------------------------------------
3                       Organizational Documents.
3.1(a)                  Certificate of Limited Partnership of ORBCOMM.
3.2(a)                  Restated Agreement of Limited Partnership of ORBCOMM.
3.2.1(d)                Amendment No. 1 to Restated Agreement of Limited Partnership of ORBCOMM dated December 2, 1996.
3.3(a)                  Certificate of Limited Partnership of ORBCOMM USA.
3.4(a)                  Restated Agreement of Limited Partnership of ORBCOMM USA.
3.5(a)                  Certificate of Limited Partnership of ORBCOMM International.
3.6(a)                  Restated Agreement of Limited Partnership of ORBCOMM International.
4(a)                    Indenture, dated as of August 7, 1996, by and among ORBCOMM, Capital, ORBCOMM USA, ORBCOMM
                        International, OCC, Teleglobe Mobile and Marine Midland Bank.
10                      Material Contracts.
10.2(a)                 Pledge Agreement, dated as of August 7, 1996, by and among ORBCOMM, Capital, and Marine Midland Bank as Collateral Agent.
10.3(a)                 International System Charge Agreement, restated as of September 12, 1995, by and among ORBCOMM,
                        Teleglobe Mobile and ORBCOMM International.
10.4(a)                 Master Agreement, restated as of September 12, 1995, by and among ORBCOMM, Orbital, ORBCOMM,
                        Teleglobe and Teleglobe Mobile.
10.4.1(b)               Amendment No. 1 to Master Agreement, dated as of February 5, 1997 by and among OCC, Orbital,
                        Teleglobe and Teleglobe Mobile.
10.5(a)                 Procurement Agreement, dated as of September 12, 1995, by and between ORBCOMM and Orbital (provided that Appendix I is incorporated by reference to Exhibit10.24.6 to the Quarterly Report on Form 10-Q
                        for the Quarter Ended June 30, 1993 filed by Orbital on August 13, 1993).
10.5.1(c)               Amendment No. 1 to Procurement Agreement dated December 9, 1996 between Orbital and ORBCOMM.
10.5.2(b)               Amendment No. 2 to Procurement Agreement dated March 24, 1997 between Orbital and ORBCOMM.
10.5.3(e)               Amendment No. 3 to ORBCOMM System Procurement Agreement, dated as of March 31, 1998 by and between
                        ORBCOMM and Orbital.
10.5.4(e)               Amendment No. 4 to ORBCOMM System Procurement Agreement, dated as of March 31, 1998 by and between
                        ORBCOMM and Orbital.
10.5.5(g)               Amendment No. 5 to ORBCOMM System Procurement Agreement, dated as of July 30, 1998 by and between
                        ORBCOMM and Orbital.
10.5.6(g)               Amendment No. 6 to ORBCOMM System Procurement Agreement, dated as of September 21, 1998 by and between ORBCOMM and Orbital.
10.5.7(g)               Amendment No. 7 to ORBCOMM System Procurement Agreement, dated as of December 31, 1998 by and between
                        ORBCOMM and Orbital.
10.5.8*+                Procurement Agreement, dated as of February 1, 1999, by and between ORBCOMM and Orbital.
10.6(a)                 Proprietary Information and Non-Competition Agreement, restated as of September12, 1995, by and among
                        ORBCOMM, Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA, and ORBCOMM International.
10.7(a)                 System Charge Agreement, restated as of September 12, 1995, by and between OCC and ORBCOMM USA.
10.8(a)                 System Construction Agreement, restated as of September 12, 1995, by and between ORBCOMM and OCC.
10.9(a)                Amendment No. 1 to System Construction Agreement, dated as of July 1, 1996, by and between ORBCOMM and OCC.
10.10(a)               Service License Agreement, dated as of December 19, 1995, between ORBCOMM International and
                       ORBCOMM Canada Inc.
10.12(a)               Service License Agreement, dated as of October 15, 1996, between ORBCOMM International and European
                       Company for Mobile Communicator Services, B.V., ORBCOMM Europe.
10.14(a)               Ground Segment Facilities Use Agreement, dated as of December 19, 1995, between ORBCOMM International and ORBCOMM Canada Inc.
10.15(a)               Ground Segment Procurement Contract, dated as of October 15, 1996, between ORBCOMM International and
                       European Company for Mobile Communicator Services, B.V., ORBCOMM Europe.
10.16(f)               Orbital Communications Corporation 1992 Stock Option Plan.
10.17(f)               Amended and Restated Administrative Services Agreement, dated as of January 1, 1997 by and between
                       ORBCOMM and Orbital.
10.19(f)               Subscriber Communicator Manufacture Agreement dated as of July 31, 1996 by and between ORBCOMM and
                       Magellan Corporation.
10.20(f)               Reseller Agreement dated as of March 3, 1997 by and between ORBCOMM USA and Orbital Sciences
                       Corporation (the "Reseller Agreement").
10.20.1(f)             Amendment No. 1 to the Reseller Agreement dated as of September 2, 1997.
10.21(f)               Employment Agreement dated as of May 15, 1997 by and between ORBCOMM and Robert F. Latham.
10.22(f)               Consulting Agreement dated as of March 18, 1998 by and between ORBCOMM and ORBCOMM Canada Inc.
27*                    Financial Data Schedule of ORBCOMM Global, L.P..


----------

*     Filed herewith.
+     Confidential Treatment Requested.

(a) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by ORBCOMM on May 14, 1997.

(c) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by ORBCOMM on March 28, 1997.

(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Orbital 1996 Form 10-K") of Orbital, filed by Orbital on March 27, 1997.

(e) Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-1, as amended (Reg. No. 333-50599).

(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by ORBCOMM on March 31, 1998.

(g) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by ORBCOMM on March 31, 1999.