Form 10-Q
period 1999-06-30
ORBCOMM GLOBAL L P
filed 1999-08-16
CIK 1021649

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                                 JUNE 30,         DECEMBER 31,
                                                                   1999               1998
                                                               -------------     ---------------

                                              ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $   8,586          $    3,799
     Investments                                                         0                 390
     Other receivables                                                 968                 248
     Prepaid expenses                                                2,458                   0
     Product development                                               843                   0
     Inventory                                                       9,975               6,688
                                                               -------------     ---------------
          Total Current Assets                                      22,830              11,125


Mobile Communications Satellite System, net                        328,055             327,946
Other assets, net                                                    6,015               4,690
Investments in and advances to affiliates                            5,974               2,483
Goodwill, net                                                          371                 390
                                                               -------------     ---------------

               TOTAL ASSETS                                      $ 363,245          $  346,634
                                                               =============     ===============


                                LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
     Current portion of long-term debt                           $     609          $    1,190
     Accounts payable and accrued liabilities                       15,202              19,255
     Accounts payable - Orbital Sciences Corporation                72,312              50,800
                                                               -------------     ---------------
          Total Current Liabilities                                 88,123              71,245
Revenue participation accrued interest                               1,278                 599
Long-term debt                                                     170,000             170,000
                                                               -------------     ---------------
          Total Liabilities                                        259,401             241,844

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                      58,972              56,520
     Orbital Communications Corporation                             44,872              48,270
                                                               -------------     ---------------
          Total Partners' Capital                                  103,844             104,790
                                                               -------------     ---------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL           $ 363,245          $  346,634
                                                               =============     ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                                        TOTAL
                                                                                                                     ACCUMULATED
                                                                                                                       DURING
                                                                                                                     DEVELOPMENT
                                                            THREE MONTHS ENDED            SIX MONTHS ENDED              STAGE
                                                                 JUNE 30,                     JUNE 30,                 THROUGH
                                                         -------------------------     ------------------------        JUNE 30,
                                                            1999           1998           1999           1998            1999
                                                         -----------    -----------    -----------    ----------     ------------
REVENUES:
     Service and product sales                           $      550     $      507     $    1,064     $     727      $     3,173
     Distribution fees                                            0              0              0             0            1,000
                                                         -----------    -----------    -----------    ----------     ------------
          Total revenues                                        550            507          1,064           727            4,173

EXPENSES:
     Cost of product sales                                      657            502          1,147           717            3,174
     Engineering expenses                                     6,395          4,671         11,663         7,325           42,283
     Marketing, administrative and other expenses            11,220          8,899         19,032        13,203           73,055
                                                         -----------    -----------    -----------    ----------     ------------
          Total expenses                                     18,272         14,072         31,842        21,245          118,512
                                                         -----------    -----------    -----------    ----------     ------------

LOSS FROM OPERATIONS BEFORE DEPRECIATION
 AND AMORTIZATION                                           (17,722)       (13,565)       (30,778)      (20,518)        (114,339)

     Depreciation                                            12,306          2,435         23,757         4,338           48,351
     Goodwill amortization                                       10              0             19             0               19
                                                         -----------    -----------    -----------    ----------     ------------
LOSS FROM OPERATIONS                                        (30,038)       (16,000)       (54,554)      (24,856)        (162,709)

OTHER INCOME AND EXPENSES:
     Interest income                                             88            353            185           781           10,397
     Interest expense and other financial charges            (6,668)          (210)       (13,168)         (420)         (17,122)
     Equity in net income (losses) of affiliates              2,348         (1,225)          (509)       (3,233)         (19,110)
                                                         -----------    -----------    -----------    ----------     ------------
NET LOSS                                                 $  (34,270)    $  (17,082)    $  (68,046)    $ (27,728)     $  (188,544)
                                                         ===========    ===========    ===========    ==========     ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                          TOTAL
                                                                                                                        CASH FLOWS
                                                                                                                          DURING
                                                                                                                       DEVELOPMENT
                                                                                          SIX MONTHS ENDED                STAGE
                                                                                              JUNE 30,                   THROUGH
                                                                                    ---------------------------          JUNE 30,
                                                                                      1999              1998               1999
                                                                                    ---------         ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(68,046)         $(27,728)         $(188,544)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                                   23,757             4,338             48,351
       Goodwill amortization                                                              19                 0                 19
       Amortization of financing fees                                                    513               420              2,490
       Equity in net losses of affiliates                                                509             3,233             19,110
                                                                                    ---------         ---------         ----------
     SUB-TOTAL                                                                       (43,248)          (19,737)          (118,574)
     Net changes in non-cash working capital items:
       Decrease (increase) in other receivables                                         (720)              509               (968)
       Increase in prepaid expenses                                                   (2,458)           (2,914)            (2,458)
       Increase in product development                                                  (843)                0               (843)
       Increase in inventory                                                          (3,287)             (801)            (9,975)
       Increase (decrease) in accounts payable and accrued liabilities                (4,053)            2,530             15,202
       Increase in accounts payable - Orbital Sciences Corporation                         0                 0              4,648
       Increase in revenue participation accrued interest                                679                 0              1,278
                                                                                    ---------         ---------         ----------
          NET CASH USED IN OPERATING ACTIVITIES                                      (53,930)          (20,413)          (111,690)
                                                                                    ---------         ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (2,354)          (26,122)          (308,742)
     Increase in investments in and advances to affiliates                            (4,050)           (5,240)           (25,113)
     Purchase of investments                                                               0            (5,195)          (190,885)
     Proceeds from sale of investments                                                   390            17,380            190,884
     Other                                                                                 0                 0               (390)
                                                                                    ---------         ---------         ----------
          NET CASH USED IN INVESTING ACTIVITIES                                       (6,014)          (19,177)          (334,246)
                                                                                    ---------         ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                                          0                 0            169,475
     Repayment of long-term debt                                                        (581)             (530)            (4,390)
     Partners' contributions                                                          67,150            30,000            294,950
     Financing fees paid and other                                                    (1,838)                0             (5,513)
                                                                                    ---------         ---------         ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                   64,731            29,470            454,522
                                                                                    ---------         ---------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                     4,787           (10,120)             8,586

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               3,799            16,106                  0
                                                                                    ---------         ---------         ----------
CASH AND CASH EQUIVALENTS:
     End of period                                                                  $  8,586          $  5,986          $   8,586
                                                                                    =========         =========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                                  $ 11,944          $ 11,995          $  60,741
                                                                                    =========         =========         ==========

     Non-cash capital expenditures                                                  $ 21,512          $ 15,080          $  67,664
                                                                                    =========         =========         ==========


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

        In 1998, the Company purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services, Inc. ("DIS"), a Delaware corporation, distributes outside Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the ORBCOMM system (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company, develops modifications and enhancements to, and distributes in Canada, the Dolphin Software. The value attributed to assets acquired from Dolphin is not material to the Company's total assets.

        In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company's monitoring, tracking and messaging services to customers and developing applications with respect thereto.


(2)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, its cash flows for the six-month periods ended June 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through June 30, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year 1999. The Company expects to emerge from development stage during 1999.

                               ORBCOMM GLOBAL  L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



(3)     RELATED PARTY TRANSACTIONS

        The Company paid Orbital $536,000 and $2,254,000 for the six months ended June 30, 1999 and 1998, respectively, and approximately $200,600,000 for the period June 30, 1993 (date of inception) through December 31, 1998, for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred invoicing $72,312,000 and $50,800,000 under the Procurement Agreement as of June 30, 1999 and December 31, 1998, respectively, and has indicated that it will continue to defer invoicing of certain amounts under the Procurement Agreement and, to the extent applicable, a new procurement agreement dated as of February 1, 1999 between the Company and Orbital until other funding arrangements for the Company are secured.

        In May 1999, ORBCOMM USA transferred to ORBCOMM Enterprises approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services and associated applications.

        The Company sold an aggregate of $381,000, $503,000, $871,000 and $587,000 of product to ORBCOMM USA and ORBCOMM International for the three months and six months ended June 30, 1999 and 1998, respectively, and $1,763,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

        Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA and ORBCOMM International their respective share of expenses incurred by the Company on behalf of ORBCOMM USA and ORBCOMM International. For the three-month and six-month periods ended June 30, 1999, the Company charged ORBCOMM USA and ORBCOMM International $2,000,000 and $5,843,000, respectively (none for the same periods of 1998).


(4)     LONG-TERM DEBT

        In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with
 Revenue Participation Interest (the "Old Notes").   All of the Old Notes were
 exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

        The Company also has a $5,000,000 secured note with a financial institution of which $609,000 and $1,190,000 was outstanding as the current portion of the long-term debt as of June 30, 1999 and December 31, 1998, respectively. The note bears interest at a rate of 9.2% per annum, is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center and is guaranteed by Orbital.

                               ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

(5)     STOCK OPTION PLAN

        During the second quarter of 1999, the Company and ORBCOMM Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the "Corporation"), adopted The 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P. (the "Equity Plan"). The Equity Plan provides for grants of incentive or non-qualified stock options to purchase common stock of the Corporation to officers, employees, consultants and independent directors of the Corporation and its affiliates and to officers, employees and consultants of the Company. To date, no options have been granted under the Equity Plan.

        In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Plan"). The DIS Plan provides for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. As of June 30, 1999, 1,237,500 options to acquire shares of DIS common stock had been granted to DIS employees and officers at an exercise price of U.S.$0.08, which price represents the fair market value of DIS common stock on the date of grant. DIS has elected to account for stock-based compensation by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and providing the pro forma disclosure provisions of the Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation".

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                         JUNE 30,       DECEMBER 31,
                                                                           1999             1998
                                                                         --------       ------------

                                         ASSETS


CURRENT ASSETS:
   Accounts receivable                                                $      205         $    220
   Inventory                                                                   0              309
   Other assets                                                              151              113
   Product development                                                         0              569
                                                                         ---------        ---------

               TOTAL ASSETS                                              $    356         $  1,211
                                                                         =========        =========


                             LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
   Accounts payable and accrued liabilities                            $      111         $    717
                                                                         ---------        ---------
         Total Current Liabilities                                            111              717
Amount due to affiliates                                                   17,113           13,342
                                                                         ---------        ---------
          Total Liabilities                                                17,224           14,059

COMMITMENTS AND CONTINGENCIES


PARTNERS' CAPITAL:
   ORBCOMM Global, L.P.                                                   (16,531)         (12,591)
   Orbital Communications Corporation                                        (337)            (257)
                                                                         ---------        ---------
          Total Partners' Capital                                         (16,868)         (12,848)
                                                                         ---------        ---------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $    356         $  1,211
                                                                         =========        =========


    The accompanying notes are an integral part of these condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                   TOTAL
                                                                                                ACCUMULATED
                                                                                                   DURING
                                                                                                DEVELOPMENT
                                            THREE MONTHS ENDED          SIX MONTHS ENDED           STAGE
                                                 JUNE 30,                   JUNE 30,              THROUGH
                                           --------------------      ----------------------       JUNE 30,
                                             1999         1998         1999          1998           1999
                                           --------      ------      --------      --------     -----------

REVENUES:
      Service and product sales            $   326       $ 269       $   591       $   333       $  1,762
      Contract revenues                          0           0             0             0          4,203
                                           --------      ------      --------      --------      ---------
           Total revenues                      326         269           591           333          5,965


EXPENSES:
      Cost of sales                            150         302           390           368          1,833
      Marketing expenses                     1,306         678         4,221         2,241         21,010
                                           --------      ------      --------      --------      ---------
            Total expenses                   1,456         980         4,611         2,609         22,843
                                           --------      ------      --------      --------      ---------

NET LOSS                                   $(1,130)      $(711)      $(4,020)      $(2,276)      $(16,878)
                                           ========      ======      ========      ========      =========


    The accompanying notes are an integral part of these condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                             TOTAL
                                                                                                           CASH FLOWS
                                                                                                             DURING
                                                                                                          DEVELOPMENT
                                                                              SIX MONTHS ENDED               STAGE
                                                                                 JUNE 30,                   THROUGH
                                                                         -------------------------          JUNE 30,
                                                                           1999             1998             1999
                                                                         --------         --------        -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(4,020)         $(2,276)         $(16,878)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
      Net changes in non-cash working capital items:
        Decrease (increase) in accounts receivable                            15             (269)             (205)
        Decrease in inventory                                                309                0                 0
        Increase in other assets                                             (38)               0              (151)
        Decrease (increase) in product development                           569              (77)                0
        Increase (decrease) in accounts payable and accrued
          liabilities                                                       (606)            (563)              111
                                                                         --------         --------         ---------
           NET CASH USED IN OPERATING ACTIVITIES                          (3,771)          (3,185)          (17,123)
                                                                         --------         --------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in amount due to affiliates                                 3,771            3,185            17,113
      Partners' contributions                                                  0                0                10
                                                                         --------         --------         ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,771            3,185            17,123
                                                                         --------         --------         ---------
 NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             0                0                 0

 CASH AND CASH EQUIVALENTS:
      Beginning of period                                                      0                0                 0
                                                                         --------         --------         ---------
 CASH AND CASH EQUIVALENTS:
      End of period                                                      $     0          $     0          $      0
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

        In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company's monitoring, tracking and messaging services to customers and developing applications with respect thereto.


(2)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of ORBCOMM USA as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, its cash flows for the six-month periods ended June 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through June 30, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM USA expects to emerge from development stage during 1999.


(3)     RELATED PARTY TRANSACTIONS

        As of June 30, 1999, ORBCOMM USA had a payable of $17,113,000 to the Company for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets in the United States ($13,660,000 as of December 31, 1998) none of which is currently payable. ORBCOMM USA is currently in development stage, and still obtains funds to support operations through non-interest bearing advances from the Company.

        As of December 31, 1998, ORBCOMM USA had a receivable of $318,000 from ORBCOMM International (none as of June 30, 1999).

                               ORBCOMM USA, L.P.
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



(3)     RELATED PARTY TRANSACTIONS - (CONTINUED)

        In May 1999, ORBCOMM USA transferred to ORBCOMM Enterprises approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services and associated applications.

        ORBCOMM USA purchased $358,000, $304,000, $526,000 and $370,000 of product from the Company for the three months and six months ended June 30, 1999 and 1998, respectively, and $1,402,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

        Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA its respective share of expenses incurred by the Company on behalf of ORBCOMM USA. For the three-month and six-month periods ended June 30, 1999, the Company charged ORBCOMM USA $1,171,000 and $3,769,000, respectively (none for the same periods of 1998).


 (4)    COMMITMENTS AND CONTINGENCIES

        In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           1999            1998
                                                                         --------      ------------

                                        ASSETS

CURRENT ASSETS:
     Accounts receivable                                                  $13,568        $ 1,023
     Current portion of deferred and prepaid contract costs                11,336         14,733
                                                                         ---------       --------
          Total Current Assets                                             24,904         15,756
Deferred and prepaid contract costs, net of current portion                 6,876          6,146
                                                                         ---------       --------

               TOTAL ASSETS                                               $31,780        $21,902
                                                                         =========       ========


                             LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
     Accounts payable and accrued liabilities                             $ 1,673        $   530
     Current portion of deferred revenue                                   12,863         11,254
                                                                         ---------       --------
          Total Current Liabilities                                        14,536         11,784
Amount due to affiliates                                                    4,247          7,389
Deferred revenue, net of current portion                                   15,252          8,840
                                                                         ---------       --------
          Total Liabilities                                                34,035         28,013

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                (45)          (122)
     ORBCOMM Global, L.P.                                                  (2,210)        (5,989)
                                                                         ---------       --------
          Total Partners' Capital                                          (2,255)        (6,111)
                                                                         ---------       --------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $31,780        $21,902
                                                                         =========       ========


    The accompanying notes are an integral part of these condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                            TOTAL
                                                                                         ACCUMULATED
                                                                                            DURING
                                                                                         DEVELOPMENT
                                       THREE MONTHS ENDED        SIX MONTHS ENDED           STAGE
                                            JUNE 30,                 JUNE 30,              THROUGH
                                       ------------------     ----------------------       JUNE 30,
                                        1999        1998       1999          1998            1999
                                       -------     ------     -------       --------     -----------

REVENUES:
     Service and product sales         $6,826      $  39      $12,976       $   144       $ 23,983

EXPENSES:
     Cost of sales                      2,606        104        7,391           193         18,444
     Marketing expenses                   441        474        1,729           975          7,804
                                       -------     ------     -------       --------      ---------
          Total expenses                3,047        578        9,120         1,168         26,248
                                       -------     ------     -------       --------      ---------

NET INCOME (LOSS)                      $3,779      $(539)     $ 3,856       $(1,024)      $ (2,265)
                                       =======     ======     =======       ========      =========



    The accompanying notes are an integral part of these condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                          TOTAL
                                                                                                                        CASH FLOWS
                                                                                                                          DURING
                                                                                                                       DEVELOPMENT
                                                                                      SIX MONTHS ENDED                    STAGE
                                                                                          JUNE 30,                       THROUGH
                                                                               ------------------------------            JUNE 30,
                                                                                 1999                  1998               1999
                                                                               ---------             --------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $  3,856              $(1,024)          $ (2,265)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net changes in non-cash working capital items:
       Increase in accounts receivable                                          (12,545)                   0            (13,568)
       Decrease (increase) in deferred and prepaid contract costs                 2,667               (8,637)           (18,212)
       Increase in accounts payable and accrued liabilities                       1,143                  917              1,673
       Increase in deferred revenue                                               8,021                6,688             28,115
                                                                               ---------             --------          ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     3,142               (2,056)            (4,257)
                                                                               ---------             --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                             (3,142)               2,056              4,247
     Partners' contributions                                                          0                    0                 10
                                                                               ---------             --------          ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (3,142)               2,056              4,257
                                                                               ---------             --------          ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                    0                    0                  0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              0                    0                  0
                                                                               ---------             --------          ---------

CASH AND CASH EQUIVALENTS:
     End of period                                                             $      0              $     0           $      0
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


(2)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of ORBCOMM International as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, its cash flows for the six-month periods ended June 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through June 30, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM International expects to emerge from development stage during 1999.


(3)     RELATED PARTY TRANSACTIONS

        As of June 30, 1999, ORBCOMM International had a payable of $4,247,000 to the Company for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998) none of which is currently payable. ORBCOMM International is currently in development stage, and still obtains funds to support its operations through non-interest bearing advances from the Company.

        As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of June 30, 1999).

        ORBCOMM International purchased $23,000, $199,000, $345,000 and $217,000 of product from the Company for the three months and six months ended June 30, 1999 and 1998, respectively, and $361,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

        Effective January 1, 1999, the Company commenced allocating to ORBCOMM International its respective share of expenses incurred by the Company on behalf of ORBCOMM International. For the three-month and six-

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)      RELATED PARTY TRANSACTIONS - (CONTINUED)

month periods ended June 30, 1999, the Company charged ORBCOMM International $829,000 and $2,074,000, respectively (none for the same periods of 1998).


(4)     COMMITMENTS AND CONTINGENCIES

        Long-Term Debt

       In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

       Construction of Gateways

       In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of 20 gateway Earth stations that have been or will be installed around the world. During the first half of 1999, installation and final acceptance of gateways in Brazil, Argentina and Malaysia occurred. The related revenue and the associated costs have been properly reflected in the condensed consolidated statements of operations. Additionally, as of June 30, 1999, ORBCOMM International had $18,212,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998), of which $10,976,000 represents advance payments to manufacturers for gateways that have not yet been completed ($12,718,000 as of December 31, 1998). Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $6,100,000 was outstanding as of June 30, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of June 30, 1999, $1,968,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

        In the second quarter of 1999, ORBCOMM International recognized $3,137,000 in revenue reflecting payments made by its former international licensees SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus") under their respective service license agreements and other associated agreements with ORBCOMM International. ORBCOMM International had terminated these licensees for non-performance and deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC, the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus ("SATCOM"). SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)


              NOTES TO CONDENSED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


(5)     SERVICE LICENSE OR SIMILAR AGREEMENTS

        As of June 30, 1999, ORBCOMM International had signed 16 agreements with international licensees, ten of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services in their designated territories. As of June 30, 1999, $28,115,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver ten gateways to certain international licensees under certain of these agreements (see note 4).

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                                JUNE 30,        DECEMBER 31,
                                                                                  1999              1998
                                                                                --------        ------------
                                                  ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                 $     10          $     10
     Accounts receivable and other current assets                                   445             1,247
                                                                               ---------         ---------
          Total Current Assets                                                      455             1,257
Investments in affiliates                                                        54,708            56,111
                                                                               ---------         ---------

               TOTAL ASSETS                                                    $ 55,163          $ 57,368
                                                                               =========         =========


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT


LIABILITIES:
     Accounts payable and other accrued liabilities                            $    114          $    724
                                                                               ---------         ---------
          Total Current Liabilities                                                 114               724
Due to affiliates                                                               157,955           123,677
                                                                               ---------         ---------
          Total Liabilities                                                     158,069           124,401

Non-controlling interest in net assets of consolidated subsidiary                (8,266)           (6,296)

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:
     Common stock, par value $0.01;
       8,000,000 shares authorized;
       4,798,392 and 4,783,892 shares issued;
       4,702,820 and 4,688,320 shares outstanding, respectively                      48                48
     Additional paid-in capital                                                     657               452
     Treasury stock, at cost, 95,572 shares                                        (770)             (770)
     Accumulated deficit                                                        (94,575)          (60,467)
                                                                               ---------         ---------
          Total Stockholders' Deficit                                           (94,640)          (60,737)
                                                                               ---------         ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 55,163          $ 57,368
                                                                               =========         =========


 See accompanying footnotes to the condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                               --------------------------          ---------------------------
                                                                 1999              1998              1999               1998
                                                               ---------         --------          ---------         ---------

REVENUES:
     Service and product sales                                 $    327          $   269           $    593          $    333

EXPENSES:
     Cost of product sales                                          150              302                390               368
     Marketing, administrative and other expenses                 1,309              682              4,228             2,257
                                                               ---------         --------          ---------         ---------
          Total expenses                                          1,459              984              4,618             2,625
                                                               ---------         --------          ---------         ---------
LOSS FROM OPERATIONS                                             (1,132)            (715)            (4,025)           (2,292)

OTHER INCOME AND EXPENSES:
     Equity in net losses of affiliates                         (16,581)          (8,193)           (32,053)          (12,749)
     Non-controlling interest in net losses of
       consolidated subsidiary                                      553              349              1,970             1,115
                                                               ---------         --------          ---------         ---------

NET LOSS                                                       $(17,160)         $(8,559)          $(34,108)         $(13,926)
                                                               =========         ========          =========         =========


 See accompanying footnotes to the condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -------------------------
                                                                                    1999           1998
                                                                                 ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(34,108)       $(13,926)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Equity in net losses of affiliates                                          32,053          12,749
       Non-controlling interest in net losses of consolidated subsidiary           (1,970)         (1,115)
                                                                                 ---------       ---------
     SUB-TOTAL                                                                     (4,025)         (2,292)
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable and other current assets            802            (350)
       Decrease in accounts payable and other accrued liabilities                    (610)           (555)
                                                                                 ---------       ---------
          NET CASH USED IN OPERATING ACTIVITIES                                    (3,833)         (3,197)
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                                    (30,650)        (15,000)
                                                                                 ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                                   (30,650)        (15,000)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock to employees                                  205             102
     Purchases of treasury stock, net of reimbursement from
       ORBCOMM Global, L.P.                                                             0             (41)
     Net borrowings from affiliates                                                34,278          18,122
                                                                                 ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                34,483          18,183
                                                                                 ---------       ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                      0             (14)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               10              34
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS:
     End of period                                                               $     10        $     20
                                                                                 =========       =========


 See accompanying footnotes to the condensed consolidated financial statements.

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

        In April 1999, ORBCOMM formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing ORBCOMM's monitoring, tracking and messaging services to customers and developing applications with respect thereto. In May 1999, ORBCOMM USA transferred certain of its assets to ORBCOMM Enterprises.


(2)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of June 30, 1999, the results of its operations for the three and six-month periods ended June 30, 1999 and 1998, and its cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected in the future.


(3)     RELATED PARTY TRANSACTIONS

        OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of June 30, 1999 and December 31, 1998, OCC owed Orbital $140,744,000 and $110,287,000, respectively, none of which is currently payable. As of June 30, 1999 and December 31, 1998 OCC owed ORBCOMM $98,000 and $48,000, respectively.

        ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of June 30, 1999 and December 31, 1998, ORBCOMM USA owed ORBCOMM $17,113,000 and $13,342,000, respectively, none of which is currently payable. In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of ORBCOMM's monitoring, tracking and messaging services and associated applications to ORBCOMM Enterprises.

                       ORBITAL COMMUNICATIONS CORPORATION

                                  (UNAUDITED)



(3)     RELATED PARTY TRANSACTIONS - (CONTINUED)

        During the second quarter of 1999 and 1998, ORBCOMM USA purchased $358,000 and $304,000, respectively, of products from ORBCOMM. For the first half of 1999 and 1998, these purchases were $526,000 and $370,000, respectively. Effective January 1, 1999, ORBCOMM commenced allocating to ORBCOMM USA its respective share of expenses incurred by ORBCOMM on behalf of ORBCOMM USA. For the three and six-month periods ended June 30, 1999, ORBCOMM charged ORBCOMM USA $1,171,000 and $3,769,000, respectively (none for the same periods of 1998).


(4)     COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM system revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe).

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1999             1998
                                                                                          --------       ------------
                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                                            $      1        $     11
     Accounts receivable                                                                    13,568           1,023
     Current portion of deferred and prepaid contract costs                                 11,336          14,733
                                                                                          ---------       ---------
          Total Current Assets                                                              24,905          15,767
Deferred and prepaid contract costs, net of current portion                                  6,876           6,146
Investments in affiliates                                                                   58,795          58,467
                                                                                          ---------       ---------

               TOTAL ASSETS                                                               $ 90,576        $ 80,380
                                                                                          =========       =========


                       LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
     Accounts payable and accrued liabilities                                             $  1,786        $    651
     Current portion of deferred revenue                                                    12,863          11,254
                                                                                          ---------       ---------
          Total Current Liabilities                                                         14,649          11,905
Amount due to affiliates                                                                     4,247           7,389
Deferred revenue, net of current portion                                                    15,252           8,840
                                                                                          ---------       ---------
          Total Liabilities                                                                 34,148          28,134
Non-controlling interest in net assets of ORBCOMM International
     Partners, L.P.                                                                         (1,105)         (2,994)

COMMITMENTS AND CONTINGENCIES


PARTNERS' CAPITAL:
     Teleglobe Mobile, L.P.                                                                 56,958          54,688
     Teleglobe Mobile Investment Inc.                                                          575             552
                                                                                          ---------       ---------
          Total Partners' Capital                                                           57,533          55,240
                                                                                          ---------       ---------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 90,576        $ 80,380
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

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                    TOTAL
                                                                                                                 ACCUMULATED
                                                                                                                    DURING
                                                                                                                 DEVELOPMENT
                                                              THREE MONTHS ENDED           SIX MONTHS ENDED         STAGE
                                                                   JUNE 30,                    JUNE 30,            THROUGH
                                                            ----------------------     -----------------------     JUNE 30,
                                                               1999         1998         1999          1998          1999
                                                            ---------     --------     ---------     ---------   -----------

REVENUES:
     Service and product sales                              $  6,826      $    39      $ 12,976      $    144      $ 23,983

EXPENSES:
     Cost of sales                                             2,606          104         7,391           193        18,444
     Marketing, administrative and other expenses                455          519         1,771         1,051        10,392
                                                            ---------     --------     ---------     ---------     ---------
          Total expenses                                       3,061          623         9,162         1,244        28,836
                                                            ---------     --------     ---------     ---------     ---------
INCOME (LOSS) FROM OPERATIONS                                  3,765         (584)        3,814        (1,100)       (4,853)

OTHER INCOME AND EXPENSES:
     Interest income                                               0           15             0            35         2,289
     Financial charges                                             0            0             0             0          (288)
     Equity in net losses of ORBCOMM Global, L.P.            (19,104)      (8,394)      (36,147)      (13,596)      (94,691)
     Non-controlling interest in net losses (income) of
       ORBCOMM International Partners, L.P.                   (1,851)         264        (1,889)          502         1,110
                                                            ---------     --------     ---------     ---------     ---------

NET LOSS                                                    $(17,190)     $(8,699)     $(34,222)     $(14,159)     $(96,433)
                                                            =========     ========      ========     =========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                      TOTAL
                                                                                                    CASH FLOWS
                                                                                                      DURING
                                                                                                   DEVELOPMENT
                                                                          SIX MONTHS ENDED            STAGE
                                                                              JUNE 30,               THROUGH
                                                                       -----------------------       JUNE 30,
                                                                         1999          1998           1999
                                                                       ---------     ---------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(34,222)     $(14,159)     $ (96,433)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
     Items not affecting cash:
       Equity in net losses of ORBCOMM Global, L.P.                      36,147        13,596         94,691
       Non-controlling interest in net losses (income) of  ORBCOMM
         International Partners, L.P.                                     1,889          (502)        (1,110)
                                                                       ---------     ---------     ----------
     SUB-TOTAL                                                            3,814        (1,065)        (2,852)
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                       (12,545)           31        (13,568)
       Decrease (increase) in deferred and prepaid contract costs         2,667        (8,637)       (18,212)
       Increase in accounts payable and accrued liabilities               1,135           574          1,786
       Increase in deferred revenue                                       8,021         6,688         28,115
                                                                       ---------     ---------     ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             3,092        (2,409)        (4,731)
                                                                       ---------     ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                          (36,500)      (15,000)      (154,525)
                                                                       ---------     ---------     ----------
          NET CASH USED IN INVESTING ACTIVITIES                         (36,500)      (15,000)      (154,525)
                                                                       ---------     ---------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                     (3,142)        2,056          4,247
     Partners' contributions                                             36,540        15,000        155,005
     Non-controlling interest in net assets of ORBCOMM
       International Partners, L.P.                                           0             0              5
                                                                       ---------     ---------     ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                      33,398        17,056        159,257
                                                                       ---------     ---------     ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (10)         (353)             1

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                     11         1,439              0
                                                                       ---------     ---------     ----------
CASH AND CASH EQUIVALENTS:
     End of period                                                     $      1      $  1,086      $       1
                                                                       =========     =========     ==========



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


(2)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Partnership as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, its cash flows for the six-month periods ended June 30, 1999 and 1998, and the period from July 21, 1993 (date of inception) through June 30, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected in the future. The Partnership expects to emerge from development stage during 1999.


(3)     RELATED PARTY TRANSACTIONS

        As of June 30, 1999, ORBCOMM International had a payable of $4,247,000 to the Company for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998), none of which is currently payable. ORBCOMM International is currently in development stage, and still obtains funds to support its operations through non-interest bearing advances from the Company.

        As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of June 30, 1999).

        ORBCOMM International purchased $23,000, $199,000, $345,000 and $217,000 of product from the Company for the three months and six months ended June 30, 1999 and 1998, respectively, and $361,000 for the period June 30, 1993 (date of inception) through December 31, 1998.

        Effective January 1, 1999, the Company commenced allocating to ORBCOMM International its respective share of expenses incurred by the Company on behalf of ORBCOMM International. For the three-month and six-

                           TELEGLOBE MOBILE PARTNERS
                        (A Development Stage Enterprise)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)     RELATED PARTY TRANSACTIONS - (CONTINUED)

month periods ended June 30, 1999, the Company charged ORBCOMM International $829,000 and $2,074,000, respectively (none for the same periods of 1998).

        In 1996, the Partnership entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Partnership. As of June 30, 1999 and December 31, 1998, the Partnership owed Teleglobe $68,000 and $74,000, respectively, under this agreement.

(4)     COMMITMENTS AND CONTINGENCIES

        Long-Term Debt

        In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, Orbital Communications Corporation ("OCC"), ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

        Construction of Gateways

        In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of 20 gateway Earth stations that have been or will be installed around the world. During the first half of 1999, installation and final acceptance of gateways in Brazil, Argentina and Malaysia occurred. The related revenue and the associated costs have been properly reflected in the condensed consolidated statements of operations. Additionally, as of June 30, 1999, ORBCOMM International had $18,212,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998), of which $10,976,000 represents advance payments to manufacturers for gateways that have not yet been completed ($12,718,000 as of December 31, 1998). Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $6,100,000 was outstanding as of June 30, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of June 30, 1999, $1,968,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

     In the second quarter of 1999, ORBCOMM International recognized $3,137,000 in revenue reflecting payments made by its former international licensees SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus") under their respective service license agreements and other associated agreements with ORBCOMM International. ORBCOMM International had terminated these licensees for non-performance and deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC, the alleged successor-in-interest to

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

(4)     COMMITMENTS AND CONTINGENCIES-(CONTINUED)

each of SEC ORBCOMM and CEC Bosphorus ("SATCOM"). SATCOM's motion for a preliminary injunction was denied by the district court on, March 18, 1999.

(5)     SERVICE LICENSE OR SIMILAR AGREEMENTS

        As of June 30, 1999, ORBCOMM International had signed 16 agreements with international licensees, ten of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services in their designated territories. As of June 30, 1999, $28,115,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver ten gateways to certain international licensees under certain of these agreements (see note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        In 1993, Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc., acting through Teleglobe Mobile Partners ("Teleglobe Mobile"), formed ORBCOMM Global, L.P. ("ORBCOMM"). OCC and Teleglobe Mobile each acquired and currently owns a 50% partnership interest in us. Concurrently with our formation, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. and ORBCOMM International Partners, L.P., with the exclusive right to market our services in the United States and internationally, respectively. We are a 98% general partner in each of ORBCOMM USA and ORBCOMM International, while OCC and Teleglobe Mobile hold the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the Federal Communications Commission (the "FCC") for the ORBCOMM system, consistent with FCC regulations.

     ORBCOMM Global Capital Corp. ("Capital"), a wholly owned subsidiary of ours, was formed in July 1996 to act as a co-issuer with us in connection with the issuance of $170,000,000 aggregate amount of our 14% senior notes due 2004. Capital has nominal assets and does not conduct any operations. In 1998, we purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services, Inc., a Delaware corporation ("DIS"), distributes outside Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the ORBCOMM system (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company ("DSS"), develops modifications and enhancements to, and distributes in Canada, the Dolphin Software. The value attributed to assets acquired from Dolphin is not material to our total assets. On February 25, 1999, we formed ORBCOMM Investment Corporation, a Delaware corporation, as an unrestricted subsidiary for the purpose of making strategic investments in existing and prospective international service licensees, other service distributors and various third parties. In April 1999, we formed, together with ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of ours, ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary for the purpose of marketing and distributing our monitoring, tracking and messaging services to customers and developing applications with respect thereto.

        We market our services within the United States indirectly through value-added resellers ("VARs") through ORBCOMM USA and directly through internally developed value-added resellers ("Internal VARs") through ORBCOMM Enterprises, and internationally through international service licensees ("International Licensees") through ORBCOMM International. The International Licensees may distribute our services directly or through a distribution network including through VARs and Internal VARs.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our consolidated financial statements include our accounts and the accounts of our subsidiaries, DIS, DSS, Capital, ORBCOMM Corporation, ORBCOMM Investment Corporation, ORBCOMM Enterprises and ORBCOMM Enterprises Corporation. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, we account for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. We do not consolidate either ORBCOMM USA or ORBCOMM International, and therefore do not report in our condensed consolidated financial statements, either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International is recorded under the caption "Equity in net income (losses) of affiliates" in our condensed consolidated financial statements. Correspondingly, our investment in each of ORBCOMM USA and ORBCOMM International is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates". In February 1999, we completed the purchase of additional shares of ORBCOMM Japan Ltd., our International Licensee for Japan, increasing our equity interest in ORBCOMM Japan to approximately 32%. With the purchase of this additional ownership interest, we now account for our investment in ORBCOMM Japan using the equity method of accounting. In April 1999, ORBCOMM Investment Corporation acquired a 20% interest in ORBCOMM Middle East & Central Asia Ltd., our International Licensee for the Middle East and Central Asia region.

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

ROLL-OUT OF OUR SERVICES

        The ORBCOMM system provides a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world. To date, we have launched 28 satellites.

        In November 1998, we formally announced the launch of full commercial service in North America. The U.S. ground segment, including the network control center and four gateway Earth stations, is operational. In addition, gateways located in Italy, Japan, Brazil, Argentina, Malaysia and South Korea have successfully completed acceptance testing. Our International Licensees for Europe, a portion of South America, Japan and Malaysia have launched commercial service. Collectively, these four International Licensees cover approximately 50 countries. During the remainder of 1999, we expect that our International Licensees for Malaysia, North Africa, the remaining portion of South America and the south Caribbean region, Mexico and the north Caribbean region will launch commercial service as well, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory approvals.

REVENUES

        We expect to emerge from development stage in 1999. Domestically, ORBCOMM USA generates revenues from the direct sale of satellite access and usage to VARs, which sales to date have been primarily for resale to customers. The pricing of satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and a flat-rate fee for usage. In the future, we intend to implement usage-sensitive billing.

     Domestically, ORBCOMM Enterprises also generates revenues from the sale of our data and messaging communications services as well as applications developed and distributed by the Internal VARs. The pricing of services provided by the Internal VARs is based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure generates additional revenues from value-added software and customer services, as well as hardware, provided to the customer. In addition, ORBCOMM Enterprises expects to generate revenues internationally from the sale of our data and messaging communications services and applications developed by the internal VARS.

        Internationally, ORBCOMM International generates revenues through license fees paid by and through the sale of gateways to International Licensees. In addition, all International Licensees in commercial service pay a monthly satellite usage fee based on a percentage of gross operating revenues. In the future, we expect ORBCOMM International to be able to charge the International Licensees a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to VARs, which includes an activation charge, a recurring monthly access charge and a usage charge. On execution of an agreement, International Licensees purchase a gateway or gateway components from ORBCOMM International pursuant to a gateway procurement contract or arrange to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized over the term of the agreements.

OPERATING EXPENSES

        We own and operate the assets that comprise the ORBCOMM system, other than the licenses from the FCC, which are held by OCC. Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. On November 30, 1998, we announced the commencement of full commercial service in North America and commenced depreciation of our 28-satellite system. Additionally, we incur:

        - engineering expenses related to the development and operation of the ORBCOMM system;

        -  marketing expenses related to the marketing of our services; and

        - general, administrative and other expenses related to the operation of the ORBCOMM system.

        Prior to April 1999, ORBCOMM USA incurred expenses related to the development of Internal VARs, which were included in ORBCOMM USA's marketing expenses. In April 1999, with the formation of ORBCOMM Enterprises and the transfer of Internal VAR assets to ORBCOMM Enterprises, ORBCOMM Enterprises began to incur such expenses. It is anticipated that ORBCOMM

Enterprises' expenses related to the continued development and operation of the Internal VARs, including the development of applications for customers, will increase substantially as ORBCOMM Enterprises expands the marketing and distribution efforts of the Internal VARs.

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

        - the negotiation and execution of agreements with International Licensees;

        -  the negotiation and execution of agreements with VARs;

        -  the development of Internal VARs;

        -  the development of customer software and hardware applications;

        - marketing and sales activities associated with our commercial operations; and

        -  the hiring of key personnel.

     In October 1998, we purchased substantially all of the assets of Dolphin and established two wholly owned subsidiaries, DIS and DSS. It is expected that most DIS and DSS product sales will be to consolidated affiliates. As such, we do not expect DIS or DSS to have a material impact on our financial results.

        Revenues.  Product sales of $550,000, $507,000, $1,064,000 and $727,000 for the three months and six months ended June 30, 1999 and 1998, respectively, relate primarily to the sale of subscriber units by us to ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers.

        Cost of product sales. Cost of product sales for the three months and six months ended June 30, 1999 and 1998 was $657,000, $502,000, $1,147,000 and
$717,000, respectively. Cost of product sales consists of the cost of the sale of subscriber units sold by us to ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers.

        Engineering expenses.  We incurred $6,395,000, $4,671,000, $11,663,000 and $7,325,000 in ORBCOMM system engineering expenses for the three months and six months ended June 30, 1999 and 1998, respectively. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the ORBCOMM system. Engineering expenses, which consist primarily of salaries and employee-related expenses, were higher in 1999 due in substantial part to a lower capitalization of engineering expenses and a greater number of employees.

        Marketing, administrative and other expenses. We incurred $11,220,000, $8,899,000, $19,032,000 and $13,203,000 of marketing, administrative and other expenses for the three months and six months ended June 30, 1999 and 1998, respectively. These expenses were higher quarter-over-quarter due in substantial part to increased costs relating to a greater number of employees.

        Depreciation.  We incurred $12,306,000, $2,435,000, $23,757,000 and
$4,338,000 in ORBCOMM system depreciation expense for the three months and six months ended June 30, 1999 and 1998, respectively. Depreciation expense increased in 1999 as a result of the launch of full commercial service in North America in the fourth quarter of 1998, at which time we commenced depreciation of our 28-satellite system. We expect depreciation expense in 1999 to be approximately $49,000,000.

        Interest income. We recognized $88,000, $353,000, $185,000 and $781,000 of interest income for the three months and six months ended June 30, 1999 and 1998, respectively. Interest income consists of interest earned on the invested portion of the net proceeds of our 14% senior notes due 2004, our $5,000,000 note from MetLife Capital Corporation and the investment of unused capital contributions from our partners. Interest income was lower quarter-over-quarter primarily due to the use of the proceeds of our notes and the Metlife note to fund our operations.

        Interest expense and other financial charges. We recognized interest expense and other financial charges of $6,668,000, $210,000, $13,168,000 and $420,000 for the three months and six months ended June 30, 1999 and 1998, respectively. Interest expense consists primarily of interest on our notes. Interest expense increased in 1999 as a result of the launch of full commercial service in North America in the fourth quarter of 1998, at which time we stopped capitalizing interest expense related to the ORBCOMM system.

        Equity in net income (losses) of affiliates. We recognized $2,348,000, ($1,225,000), ($509,000) and ($3,233,000) of equity in net income (losses) of affiliates for the three months and six months ended June 30, 1999 and 1998, respectively. Equity in net income (losses) of affiliates represents our share of ORBCOMM USA's net losses, consisting primarily of marketing expenses, ORBCOMM International's net income (losses) and ORBCOMM Japan's net losses.

RESULTS OF OPERATION - ORBCOMM USA

        Revenues. ORBCOMM USA recognized revenues relating to the provision of products and services of $326,000, $269,000, $591,000 and $333,000 for the
three months and six months ended June 30, 1999 and 1998, respectively. Total revenues increased in 1999 due in substantial part to an increase in service revenues received by ORBCOMM USA.

        Cost of sales. Cost of sales for the three months and six months ended June 30, 1999 and 1998 was $150,000, $302,000, $390,000 and $368,000,
respectively. Cost of sales consists primarily of the cost of the sale of subscriber units sold to customers.

        Marketing expenses. ORBCOMM USA incurred $1,306,000, $678,000, $4,221,000 and $2,241,000 of marketing expenses for the three months and six months ended June 30, 1999 and 1998, respectively. Marketing expenses decreased from the first quarter to the second quarter of 1999 because, beginning in April 1999, ORBCOMM Enterprises, as opposed to ORBCOMM USA, began incurring marketing expenses related to the development of the Internal VARs. The increase in marketing expenses from 1998 to 1999 is a result of an increase in employee-related expenses.

RESULTS OF OPERATION - ORBCOMM INTERNATIONAL

       Revenues. ORBCOMM International recognized revenues relating to the provision of products and services of $51,000, $39,000, $233,000 and $144,000 for the three months and six months ended June 30, 1999 and 1998, respectively. These revenues consist primarily of revenues from the sale of subscriber units to customers.

     Service license or similar agreements. As of June 30, 1999, ORBCOMM International had executed 16 service license or similar agreements ("SLAs") with International Licensees, ten of which have associated gateway procurement contracts and software license agreements. These agreements authorize the International Licensees to use the ORBCOMM system to provide two-way data and messaging communications services in their respective territories. License fees from SLAs are accounted for as deferred revenues and recognized over the term of the agreements. ORBCOMM International recognized $250,000 and $475,000 as amortization of license fees associated with SLAs for the three months and six months ended June 30, 1999, respectively (none for the same periods of 1998).

     In the second quarter of 1999, ORBCOMM International recognized $3,137,000 in revenue reflecting payments previously made by its former International Licensees SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd. under their respective SLAs and associated agreements with ORBCOMM International. ORBCOMM International had terminated these licensees for non-performance and had deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC, the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus. SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999.

        Construction of gateways. In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of 20 gateway Earth stations that have been or will be installed around the world. During the first half of 1999, installation and final acceptance of gateways in Brazil, Argentina and Malaysia occurred. As a result, ORBCOMM International recognized $3,388,000 and $9,131,000 as product sales for the three months and six months ended June 30, 1999, respectively (none for the same periods of 1998). Cost of sales associated with the construction and delivery of these gateways was $2,581,000 and $7,217,000 for the three months and six months ended June 30, 1999, respectively (none for the same periods of 1998).

        Marketing expenses. ORBCOMM International incurred $441,000, $474,000, $1,729,000 and $975,000 of marketing expenses for the three months and six months ended June 30, 1999 and 1998, respectively. The variance in marketing expenses results primarily from an increase in employee-related expenses.

SUPPLEMENTAL DATA

        Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the six months ended June 30, 1999. Such supplemental data should be read in conjunction with our condensed consolidated financial statements and the condensed financial statements of ORBCOMM USA and ORBCOMM International, and the notes thereto located elsewhere in this report.

                               SUPPLEMENTAL DATA
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                              ORBCOMM           ELIMINATION
                                          ORBCOMM       ORBCOMM USA        INTERNATIONAL          ENTRIES           TOTAL
                                  ----------------     -------------     -----------------    ----------------   ------------
Total revenue(1)                  $          1,064        $       591     $          12,976     $        (871)    $     13,760
Expenses                                    55,618(2)           4,611                 9,120               871           68,478
Income (loss) from operations              (54,554)            (4,020)                3,856                            (54,718)
Interest income                                185                  0                     0                                185
Interest expense                            13,168(3)               0                     0                             13,168
Net income (loss)                          (67,885)(4)         (4,020)                3,856                            (68,049)
Capital expenditures                        23,866(5)               0                     0                             23,866



                               SUPPLEMENTAL DATA
                              AS OF JUNE 30, 1999
                (IN THOUSANDS, EXCEPT FOR SUBSCRIBER UNIT DATA)


                                                                          ORBCOMM              ORBCOMM
                                                    ORBCOMM                 USA             INTERNATIONAL             TOTAL
                                               ------------------   ------------------    -----------------       -------------
Cash and cash equivalents                       $         8,586     $              0        $             0       $     8,586
Mobile Communications Satellite System, net             328,055                    0                      0           328,055
Total debt                                              170,609                    0                      0           170,609
Subscriber units (6)                                          0                6,964                  3,181            10,145


------------------------------
(1) ORBCOMM, ORBCOMM USA and ORBCOMM International are development stage enterprises.

(2)  Includes depreciation expenses and goodwill amortization of $23,776,000.

(3)  Includes $513,000 of amortization of deferred financing fees.

(4) Excludes equity in net losses of ORBCOMM USA and ORBCOMM International of $161,000.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(6) Represents units that are activated on ORBCOMM's network, some of which are not revenue-generating.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the six months ended June 30, 1999 and 1998, net cash used in operating activities was $53,930,000 and $20,413,000, respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization and equity in net income (losses) of affiliates) of $43,248,000 and $19,737,000, respectively. The increased net loss for the six months ended June 30, 1999, excluding items not affecting cash, is primarily attributable to higher operating expenses related to the roll-out of global commercial services and because interest expense is no longer capitalized as it was during the construction phase of the ORBCOMM system.

     Cash flows from investing activities for the six months ended June 30, 1999 used cash of $6,014,000, primarily as a result of additional capital expenditures and additional investments in and advances to affiliates. In the first half of 1999, we invested $2,354,000 for the design, development and construction of satellites, launch services and the design and construction of the U.S. ground segment, excluding $21,512,000 of accrued milestone obligations under the September 1995 procurement agreement with Orbital. Further, in April 1999, we invested $3,000,000 in Aeris Communications, Inc., a provider of two-way, digital cellular-based data communications with whom we have executed a service provider agreement. For the six months ended June 30, 1998, cash used in investing activities was $19,177,000, primarily for capital expenditures, advances to affiliates and purchases and sales of investments.

        Cash flows from financing activities for the six months ended June 30, 1999 and 1998 provided cash of $64,731,000 and $29,470,000, respectively. The increase quarter-over-quarter is primarily attributable to increased capital contributions from our current partners, which were $67,150,000 and $30,000,000 for the six months ended June 30, 1999 and 1998, respectively.

     Expected future uses of cash include employee-related expenses, additional capital expenditures related to the replenishment or enhancement of our satellite constellation, debt servicing and working capital requirements. In addition, we intend to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of our enhanced satellite system through December 31, 1999 is expected to be approximately $337,000,000, excluding capitalized interest as well as amounts under the new procurement agreement with Orbital. Of this amount:

        - $249,000,000 is for the design, development and construction of the satellite constellation and launch services;

        - $39,000,000 is for the design and construction of the U.S. ground segment;

        -  $17,000,000 is for insurance; and

        - approximately $32,000,000 is for other system costs such as engineering and billing system costs.

        As of February 1, 1999, we signed a new procurement agreement with Orbital under which we will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, under this agreement we have the option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet certain of the milestones set forth in the license granted by the FCC on March 31, 1998 authorizing OCC to launch an additional 12 low-Earth orbit ("LEO") satellites, as replenishment satellites, as ground spares or to enhance the satellite constellation.

        As of June 30, 1999, $319,317,000 had been expended for the ORBCOMM system, excluding a total of $57,089,000 of interest expense that had been capitalized. The foregoing information reflects our current estimate of our funding requirements for the ORBCOMM system through 1999. Actual amounts may vary from such estimates for a variety of reasons, including satellite failures.

     We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. Our ability to generate significant revenues is subject to numerous uncertainties. Our service and equipment contracts are U.S. dollar-based and, hence, not subject to foreign currency risk. Through June 30, 1999, OCC and Teleglobe Mobile had made capital contributions to us totaling $294,950,000. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital this year and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

        We have issued $170,000,000 of notes that mature in August 2004. The notes earn a 14% fixed interest as well as a 5% revenue participation interest on service and certain other revenues. The market price for these notes may fluctuate as a function of market interest rate changes, investors' perception of the risk and our revenue growth.

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

WE HAVE AN UNPROVEN TRACK RECORD

        We expect to incur continued net losses. We incurred cumulative net losses of approximately $188,500,000 through June 30, 1999 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial capital expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these capital expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base. We cannot assure you that we will have positive cash flows or that we will become profitable.

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

        - successfully and timely launch an additional plane of satellites to create an enhanced satellite constellation;

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

WE WILL HAVE SIGNIFICANT ADDITIONAL FUNDING REQUIREMENTS

        Additional funding required to provide global service could be significant. To complete and maintain our enhanced satellite constellation and to expand global service, we will require significant additional capital expenditures. We currently expect that the total cost of our enhanced satellite constellation from June 30, 1993 (date of inception) through December 31, 1999 will be approximately $337,000,000, excluding capitalized interest as well as amounts under the February 1999 procurement agreement with Orbital. Through June 30, 1999, we had spent approximately $319,300,000 on satellite constellation design, construction and launch services, design and construction of the U.S. ground segment and insurance and other system costs, excluding approximately $57,000,000 of capitalized interest. To finance these expenditures, Orbital, through OCC, and Teleglobe, through Teleglobe Mobile, had invested $294,950,000 in us through June 30, 1999. In addition, we received net proceeds of approximately $164,000,000 from the sale of our notes and $5,000,000 from the MetLife note. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital this year and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

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

        - the requirement that we construct international gateways because International Licensees are unable or unwilling to do so; or

        - the requirement that we procure and launch satellites to replace satellites in the event of, for example, an uninsured loss.

        Interest expense on our notes represents a significant cash requirement for us. We do not expect to be able to generate sufficient cash from operations to cover all these requirements for at least several more quarters. Moreover, we may need additional funding to cover delays or increased costs in the future. If this additional funding becomes necessary, we cannot assure you that additional funding will be available from the public or private markets or from our partners on favorable terms or on a timely basis, if at all.

        Our substantial debt service obligations could affect our competitiveness. We have a highly leveraged capital structure. As of June 30, 1999, our liabilities totaled approximately $259,000,000. Our debt service requirements could negatively affect our market value because of the following:

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

        In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Each of our VARs, Internal VARs and applications developers is responsible for developing and/or marketing such applications. To date, approximately 100 applications have been developed by or on behalf of VARs and Internal VARs for use with the ORBCOMM system. If there is a lack of, or a delay in the availability of the components necessary to fulfill our customers' business requirements, market acceptance of ORBCOMM services could be adversely affected.

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

     In addition to the 28 satellites currently in orbit, we have procured and plan to launch additional satellites in 1999 and thereafter to, among other things, increase overall system capacity, enhance service quality in key markets and meet certain technical and regulatory requirements. To help meet these objectives, we are in the process of evaluating the preferred orbital position for the satellites currently scheduled to be launched in 1999 and those satellites expected to be launched thereafter.

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

        We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data and messaging applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data and messaging applications or marketing our services effectively. The inability of VARs to provide data and messaging applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data and messaging applications, we may do so, which will increase our expenses. Furthermore, our reseller agreements provide that VARs will use all reasonable commercial efforts to market and distribute our services, although generally the VARs are not required to meet established sales objectives. We cannot assure you that VARs will successfully develop a market for and distribute our services.

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

        We will rely heavily on subscriber unit manufacturers to satisfy customer demand. Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have executed six subscriber unit manufacturing agreements and have type approved or are finalizing type approval of at least 13 different subscriber unit models, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. As of June 30, 1999, we had procured for our own inventory, and our customers and distributors had either received or ordered, a total of over 80,000 subscriber units. On occasion, we have found it advisable to purchase or to subsidize the purchase of subscriber units and may do so in the future. The cost of these purchases or subsidies could be significant. Generally, we expect to sell these subscriber units to VARs, Internal VARs and International Licensees at prices equal to or greater than cost, although we cannot assure you that we will be able to do so. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

        We rely heavily on Orbital for our most important assets. We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch the ORBCOMM satellites. Under the September 1995 procurement agreement, we have contracted with Orbital to provide these services on a fixed-price basis, subject to adjustments for out-of-scope work. We may terminate this procurement agreement if Orbital fails to achieve certain milestones within 56 weeks after the contracted completion date or if Orbital fails to comply materially with any terms of the procurement agreement. We may not, however, withhold payments under this procurement agreement solely because Orbital fails to achieve certain milestones by the dates originally planned. As of February 1, 1999, we executed a new procurement agreement with Orbital under which we will procure, at a minimum, among other things, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, we have an option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. Depending on the product or service being purchased, we are required to pay Orbital a fixed fee, subject to certain incentive payments and other adjustments, or on a time and materials basis. Under this procurement agreement, we are entitled to withhold payments from Orbital based on the failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

        An adverse effect on Orbital and its business for whatever reason may adversely affect Orbital's ability to perform under these procurement agreements. We have not identified any alternate provider of the services Orbital currently provides. An alternate service provider may not be available or, if available, may not be available at a cost or on terms acceptable to us.

        We rely heavily on third parties to control access to our proprietary information. Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the September 1995 procurement agreement and the February 1999 procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the procurement agreements, including the ORBCOMM satellites, other than certain communications software, and the U.S. ground segment. We rely primarily on copyright and trade secret law to protect our technology. While we have applied for two patents, none of our patent applications has yet been granted. We have entered into confidentiality agreements with each of our employees, consultants and vendors, which agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these products will depend on VARs. Furthermore, the laws of countries outside the United States may afford us and the VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

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

RISKS RELATED TO SATELLITES COULD AFFECT OUR OPERATIONS

        A significant portion of our tangible assets are our LEO satellites and the related ground infrastructure. The loss or failure of satellites in the constellation could negatively affect us.

        Useful life of satellites; Damage to or loss of satellites. There are many factors that contribute to and may affect the useful life of any satellites, including our satellites, such as the quality of the satellites' design and construction and the durability and expected gradual environmental degradation of their electrical and other components.

        The first generation of ORBCOMM satellites have eight-year design lives, with the exception of the first two satellites placed in orbit in April 1995, each of which has a design life of four years. We cannot assure you that any satellite will operate for the full duration of its design life.

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

        Satellite anomalies. In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our satellite constellation, we experienced certain anomalies with respect to several of our satellites. These anomalies include reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. While we have bypassed the data transmission anomaly, the coverage footprint of such satellites is reduced. Moreover, implementation of the bypass requires that certain manufacturers modify certain subscriber communicator models to enable them to work with the modified satellites. Also, in the second quarter of 1999, we concluded that one of our initial two satellites launched in April 1995, which had experienced an outage of certain of its electronic systems and subsystems since early 1998, was non-recoverable and no longer capable of providing commercial service. You should also note that:

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

     Launch-related risks. To date, we have successfully launched 28 satellites into their proper orbits. Currently, we plan to launch additional satellites on a Pegasus launch vehicle in 1999. Satellite launches are subject to significant risks, including:

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

        If our next satellite launch fails, or if we should need to procure launch services from an alternate provider for any reason, the resulting delays would increase the costs to deploy our enhanced satellite constellation.

        Cost increases from satellite enhancements, launch failures and other sources could negatively affect our financial performance. We could experience an increase in costs over those currently estimated to be necessary to complete our enhanced satellite constellation. These additional cost increases could come from, for example, launch or uninsured satellite failures and further modifications to all or a portion of the ORBCOMM system design to work out technical difficulties or to accommodate changes in market conditions, customer needs, system requirements or regulatory requirements. Significant cost increases related to launching and implementing our enhanced satellite constellation could negatively affect our financial condition and results of operations.

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

     We have procured insurance against the in-orbit failure of satellites in each of the first three planes of eight satellites launched using the Pegasus launch vehicle. If there is a failure of any of the three planes of eight satellites currently in orbit, where "failure" is defined as the loss of three or more satellites in any such plane, our insurance program would cover the costs of a replacement launch vehicle and thereafter would cover the cost of the launch vehicle and the satellites, as well as the increased insurance premium thereon, for subsequent launches. In the event such a failure occurs prior to the Fourth Pegasus Launch, and we decided to launch the satellites currently intended to be launched in the Fourth Pegasus Launch as replacement satellites, our insurance would cover the cost to procure the launch vehicle used in the Fourth Pegasus Launch and the satellites launched in connection with the Fourth Pegasus Launch.

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

        Additional delays in implementing our enhanced satellite constellation could result from a variety of causes, including, among others:

        - a delay or failure of the launch of the satellites planned for 1999; and

        - delays caused by design reviews in the event of a launch vehicle failure or the loss of a satellite or other event beyond our control.

        We cannot assure you that these or other factors, some of which are beyond our control, will not delay the implementation of our enhanced satellite constellation, which could negatively affect our financial condition and results of operations.

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

        We could experience difficulty integrating all of the components and sub-components of the ORBCOMM system. While the ORBCOMM system has successfully transmitted approximately ten million messages to date, the ORBCOMM system is exposed to the risks inherent in any large-scale complex communications system using advanced technologies. Operating the ORBCOMM system requires that we design and integrate communications technologies and devices ranging from satellites operating in space to ground infrastructure located around the world. Even if built to specifications, the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of the system fails to function and coordinate as required, that failure could delay full deployment of the ORBCOMM system or render it unable to perform at the quality and capacity levels required for us to operate our business successfully.

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

        - the September 2002 milestone by which OCC must launch two of the 12 additional satellites licensed in March 1998; and

        - the March 2004 milestone by which OCC must launch the remaining ten of these satellites,

unless the FCC grants extensions for accomplishing the required milestones. OCC is required to apply for a license renewal three years before each FCC License expires. While, based on past experience, OCC believes the FCC generally grants the renewal applications of existing licensees where the licensee has satisfied the requirements of the license, it is possible that the FCC will not, in fact, renew either of the FCC Licenses. Should the FCC revoke or fail to renew the FCC Licenses, or if OCC fails to satisfy any of the conditions of the FCC Licenses, such event would negatively affect our financial condition and results of operations.

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

        The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or the International Licensees will operate and in which we plan to offer our services. Our International Licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, the International Licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions within specified time periods. To date, 39 countries have granted approvals to provide full commercial or other limited services using the ORBCOMM system. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each International Licensee is responsible for obtaining regulatory approvals in its territory, each International Licensee may not be successful in doing so. If any International Licensee is not successful, we will not be able to offer services in the affected territory.

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

        Coordination with the International Telecommunications Union ("ITU") poses risks of delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies the ORBCOMM system that the coordination process has been successfully completed. OCC has completed the ITU coordination process with respect to our enhanced satellite constellation with all administrations except Russia and France. OCC expects that it will successfully complete the ITU coordination process with Russia and France by December 1999, at which time the ORBCOMM system will be fully registered with the ITU. The FCC has modified OCC's ITU documentation to include the proposed launch of the 12 additional satellites for which OCC has been licensed. We do not expect this modification to affect coordination of the our enhanced satellite constellation. Moreover, supplemental coordination of these 12 satellites is not required for countries for which the United States previously completed coordination.

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

        Many of these risks may be greater in developing countries or regions. In addition, although we anticipate that the International Licensees will make all payments in U.S. dollars, currency control restrictions may prevent the International Licensees in those countries from being able to do so. Because we expect to receive most payments in U.S. dollars, we do not intend to hedge against exchange rate fluctuations.

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

        Potential conflicts of interest with Orbital or Teleglobe could negatively affect us. Orbital and Teleglobe each has a substantial ownership interest in ORBCOMM. A conflict of interest may exist between us and Orbital under either of the procurement agreements and the other related agreements between Orbital and OCC. Also, Orbital is a majority owner of Magellan Corporation, one of our subscriber unit manufacturers. A conflict of interest also may exist between us and Teleglobe by virtue of Teleglobe's majority ownership of ORBCOMM Canada Inc., our International Licensee for Canada. Further, under our partnership agreement, transactions between us and either of Orbital or Teleglobe or any of their affiliates are subject to the approval of the other partner. Any potential conflict of interest between us and either of these entities could negatively affect our results of operations.

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

        We have completed an inventory of each product, component or software program in the critical system segment that uses date fields, contains embedded systems or that may otherwise be impacted by the Year 2000 issue. All products, components and software identified in the inventory phase have been assessed to determine whether they are Year 2000 ready. For products, components or software obtained from third party vendors, including Orbital, we surveyed each such vendor to ascertain whether the product, component or software provided by such vendor is Year 2000 ready, which may include obtaining a certification or statement from each such vendor regarding Year 2000 readiness. Based on our efforts to date, we estimate that the eight operational areas of the critical system segment are between 80% and 100% ready.

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

        We have prepared a master test plan, which includes, with respect to the critical system segment, testing within each of the eight operational areas at both the unit or functional level, followed by end-to-end testing of the entire ORBCOMM system. We have substantially completed unit and functional level testing, and are in the process of performing end-to-end tests, of the ORBCOMM system. In connection therewith, we have deployed Year 2000 ready software for the satellites and the ground system segment in the United States, and are currently deploying Year 2000 ready software for those international ground systems that are our responsibility, which deployment is expected to be completed in the third quarter of 1999.

        We have also successfully completed testing of the satellite and the ground system segments with respect to the so-called "GPS roll-over date," August 21, 1999. Despite these efforts, however, we cannot assure you that other factors, such as the interaction of external GPS receivers with the ORBCOMM system, will not adversely effect the operation and/or use of the ORBCOMM system on the GPS roll-over date.

        We are encouraging our International Licensees and VARs to implement a comprehensive Year 2000 readiness program. We have identified and will continue to assess the extent to which the elements comprising our business infrastructure, including our applications developed for customers, information systems, telephone systems, heating, cooling and electrical systems, building security and other building operations, as well as back-up systems, are Year 2000 ready. To accomplish this, we have surveyed the applicable third party vendors and other entities to ascertain whether their systems are Year 2000 ready, which has included, where possible, obtaining, a certification or statement from each such vendor or other entity regarding Year 2000 readiness.

        The total estimated cost of the program, including the planned cost to replace systems that are impacted by the Year 2000 issue, is not expected to be material to our financial condition or results of operations. To date, we have not deferred work on any information technology programs or systems as a result of its efforts in connection with the program.

        In connection with the program, we have engaged in ongoing communications with our customers and distribution partners regarding our Year 2000 status. While uncertainties surrounding the significance and likely impact of the Year 2000 problem make it nearly impossible for us to identify a reasonably likely worst case scenario for the Year 2000 issue, such scenario could include:

        - interruptions or failures of data or messaging communications using the ORBCOMM system;

        - the temporary inability of third parties to pay amounts due to us, and

        - the temporary inability of vendors to provide goods or services to us.

        We have developed a contingency plan designed to address potential issues that may arise in connection with the Year 2000 roll-over, particularly with regard to the satellites and the ground system segment of the ORBCOMM network. Despite our ongoing efforts in connection with the program, we cannot assure you that we have identified or will identify all Year 2000 affected systems or that the program will be successfully implemented or implemented on a timely basis.

                                    PART II

                               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             Not applicable.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.

ITEM 5.      OTHER INFORMATION.

             On December 18, 1998, ORBCOMM International terminated for non-performance its service license agreements with SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus"), which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action (98 Civ. 9095, S.D.N.Y.) claiming that the termination of these agreements was unjustified. The suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by ORBCOMM International, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. SATCOM has appealed the district court's May 27, 1999 ruling.

             While none of these decisions represents a final adjudication of all of SATCOM's claims against ORBCOMM International, the district court, in denying SATCOM's request for preliminary injunction, concluded that SATCOM was unlikely to prevail on the merits. ORBCOMM International has executed an agreement with a new International Licensee for the countries formerly covered by these service license agreements.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a) A complete list of the exhibits required to be filed with this Report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

             (b) On April 29, 1999, ORBCOMM Global, L.P. filed a Report on Form 8-K and on May 14, 1999, ORBCOMM Global, L.P. filed a Report on Form 8-K/A, in each case in connection with a change in accountants.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            ORBCOMM GLOBAL, L.P.
Date:  August 16, 1999                      By:    /s/  SCOTT L. WEBSTER
                                                   ---------------------
                                                   Scott L. Webster
                                                   Chairman, President and
                                                      Chief Executive Officer
                                                      (Principal Executive Officer)


Date:  August 16, 1999                      By:    /s/  RICHARD G. TENNANT
                                                   -----------------------
                                                   Richard G. Tennant
                                                   Senior Vice President, Chief
                                                      Financial Officer and Treasurer
                                                      (Principal Financial Officer)



                                            ORBCOMM GLOBAL CAPITAL CORP.

Date:  August 16, 1999                      By:    /s/  SCOTT L. WEBSTER
                                                   ---------------------
                                                   Scott L. Webster
                                                   President
                                                   (Principal Executive Officer)

Date:  August 16, 1999                      By:    /s/  RICHARD G. TENNANT
                                                   -----------------------
                                                   Richard G. Tennant
                                                   Vice President and Treasurer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

     EXHIBIT NO.     DESCRIPTION
     -----------     ----------------------------------------------------------
     3                Organizational Documents.
     3.1(a)           Certificate of Limited Partnership of ORBCOMM.
     3.2(a)           Restated Agreement of Limited Partnership of ORBCOMM.
     3.2.1(d)         Amendment No. 1 to Restated Agreement of Limited Partnership
                      of ORBCOMM dated December 2, 1996.
     3.3(a)           Certificate of Limited Partnership of ORBCOMM USA.
     3.4(a)           Restated Agreement of Limited Partnership of ORBCOMM USA.
     3.5(a)           Certificate of Limited Partnership of ORBCOMM International.
     3.6(a)           Restated Agreement of Limited Partnership of ORBCOMM
                      International.
     4(a)             Indenture, dated as of August 7, 1996, by and among ORBCOMM,
                      Capital, ORBCOMM USA, ORBCOMM International, OCC,
                      Teleglobe Mobile and Marine Midland Bank.
     10               Material Contracts.
     10.2(a)          Pledge Agreement, dated as of August 7, 1996, by
                      and among ORBCOMM, Capital, and Marine Midland
                      Bank as Collateral Agent.
     10.3(a)          International System Charge Agreement, restated
                      as of September 12, 1995, by and among ORBCOMM,
                      Teleglobe Mobile and ORBCOMM International.
     10.4(a)          Master Agreement, restated as of September 12,
                      1995, by and among ORBCOMM, Orbital, ORBCOMM,
                      Teleglobe and Teleglobe Mobile.
     10.4.1(b)        Amendment No. 1 to Master Agreement, dated as of
                      February 5, 1997 by and among OCC, Orbital,
                      Teleglobe and Teleglobe Mobile.
     10.5(a)          Procurement Agreement, dated as of September 12,
                      1995, by and between ORBCOMM and Orbital
                      (provided that Appendix I is incorporated by
                      reference to Exhibit10.24.6 to the Quarterly
                      Report on Form 10-Q for the Quarter Ended June
                      30, 1993 filed by Orbital on August 13, 1993).
     10.5.1(c)        Amendment No. 1 to Procurement Agreement dated December 9,
                      1996 between ORBCOMM and Orbital.
     10.5.2(b)        Amendment No. 2 to Procurement Agreement dated March 24,
                      1997 between ORBCOMM and Orbital.
     10.5.3(e)        Amendment No. 3 to ORBCOMM System Procurement
                      Agreement, dated as of March 31, 1998 by and
                      between ORBCOMM and Orbital.
     10.5.4(e)        Amendment No. 4 to ORBCOMM System Procurement
                      Agreement, dated as of March 31, 1998 by and
                      between ORBCOMM and Orbital.
     10.5.5(g)        Amendment No. 5 to ORBCOMM System Procurement Agreement,
                      dated as of July 30, 1998 by and between ORBCOMM and Orbital.
     10.5.6(g)        Amendment No. 6 to ORBCOMM System Procurement Agreement,
                      dated as of September 21, 1998 by and between ORBCOMM and
                      Orbital.
     10.5.7(g)        Amendment No. 7 to ORBCOMM System Procurement Agreement,
                      dated as of December 31, 1998 by and between ORBCOMM and
                      Orbital.
     10.5.8*+         Procurement Agreement, dated as of February 1,
                      1999, by and between ORBCOMM and Orbital.
     10.5.9*          Amendment No. 8 to ORBCOMM System Procurement
                      Agreement, dated as of March 24, 1999 by and
                      between ORBCOMM and Orbital.
     10.6(a)          Proprietary Information and Non-Competition
                      Agreement, restated as of September 12, 1995, by
                      and among ORBCOMM, Orbital, OCC, Teleglobe,
                      Teleglobe Mobile, ORBCOMM USA and ORBCOMM
                      International.
     10.7(a)          System Charge Agreement, restated as of September 12, 1995, by and

                              between OCC and ORBCOMM USA.
            10.8(a)           System Construction Agreement, restated as of
                              September 12, 1995, by and between ORBCOMM and
                              OCC.
            10.9(a)           Amendment No. 1 to System Construction Agreement, dated as of July 1, 1996, by and between ORBCOMM and OCC.
            10.10(a)          Service License Agreement, dated as of December
                              19, 1995, between ORBCOMM International and
                              ORBCOMM Canada Inc.
            10.12(a)          Service License Agreement, dated as of October
                              15, 1996, between ORBCOMM International and
                              European Company for Mobile Communicator
                              Services, B.V., ORBCOMM Europe.
            10.14(a)          Ground Segment Facilities Use Agreement, dated as
                              of December 19, 1995, between ORBCOMM
                              International and ORBCOMM Canada Inc.
            10.15(a)          Ground Segment Procurement Contract, dated as of
                              October 15, 1996, between ORBCOMM International
                              and European Company for Mobile Communicator
                              Services, B.V., ORBCOMM Europe.
            10.16(f)          Orbital Communications Corporation 1992 Stock Option Plan.
            10.16.1*          The 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM
                              Global, L.P.
            10.16.2*          Dolphin Information Services, Inc. 1998 Stock Option Plan.
            10.17(f)          Amended and Restated Administrative Services
                              Agreement, dated as of January 1, 1997 by and
                              between ORBCOMM and Orbital.
            10.19(f)          Subscriber Communicator Manufacture Agreement
                              dated as of July 31, 1996 by and between ORBCOMM
                              and Magellan Corporation.
            10.20(f)          Reseller Agreement dated as of March 3, 1997 by
                              and between ORBCOMM USA and Orbital Sciences
                              Corporation (the "Reseller Agreement").
            10.20.1(f)        Amendment No. 1 to the Reseller Agreement dated as of
                              September 2, 1997.
            10.21(f)          Employment Agreement dated as of May 15, 1997 by and between
                              ORBCOMM and Robert F. Latham.
            10.22(f)          Consulting Agreement dated as of March 18, 1998 by and
                              between ORBCOMM and ORBCOMM Canada Inc.
            21*               Subsidiaries of ORBCOMM.
            27*               Financial Data Schedule of ORBCOMM Global, L.P.

----------

*   Filed herewith.

+ Confidential treatment was granted pursuant to Rule 406 under the Securities Act of 1933, as amended, in connection with this report. Certain portions of the exhibit have been omitted. The omitted portions of the exhibit have been filed separately with the Commission.

(a) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by us on May 14, 1997.

(c) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by us on March 28, 1997.

(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Orbital, filed by Orbital on March 27, 1997.

(e) Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-1, as amended (Reg. No. 333-50599).

(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by us on March 31, 1998.

(g) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by us on March 31, 1999.