Form 10-Q
period 1999-09-30
ORBCOMM GLOBAL L P
filed 1999-11-15
CIK 1021649

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

               For the quarterly period ended September 30, 1999

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

                       YES  X                          NO
                          -----                          -----

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999               1998
                                                                               -------------       ------------
                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $   6,151       $   3,799
     Investments                                                                           0             390
     Other receivables                                                                   971             248
     Prepaid expenses                                                                  3,590               0
     Product development                                                                 831               0
     Inventory                                                                        15,131           6,688
                                                                                  -----------     -----------
          Total Current Assets                                                        26,674          11,125


Mobile Communications Satellite System, net                                          332,157         327,946
Other assets, net                                                                      5,809           4,690
Investments in and advances to affiliates                                              8,817           2,483
Goodwill, net                                                                            361             390
                                                                                  -----------     -----------

               TOTAL ASSETS                                                        $ 373,818       $ 346,634
                                                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of long-term debt                                                 $ 308         $ 1,190
     Accounts payable and accrued liabilities                                         17,121          19,255
     Accounts payable and accrued liabilities  -  Orbital Sciences Corporation        85,259          50,800
                                                                                  -----------     -----------
          Total Current Liabilities                                                  102,688          71,245


Revenue participation accrued interest                                                 1,441             599
Long-term debt                                                                       170,000         170,000
                                                                                  -----------     -----------
          Total Liabilities                                                          274,129         241,844

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                        59,352          56,520
     Orbital Communications Corporation                                               40,337          48,270
                                                                                  -----------     -----------
          Total Partners' Capital                                                     99,689         104,790
                                                                                  -----------     -----------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $ 373,818       $ 346,634
                                                                                  ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                            TOTAL
                                                                                                                         ACCUMULATED
                                                                                                                           DURING
                                                                                                                         DEVELOPMENT
                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED             STAGE
                                                           SEPTEMBER 30,                        SEPTEMBER 30,              THROUGH
                                                 -----------------------------------  -------------------------------- SEPTEMBER 30,
                                                      1999               1998              1999               1998           1999
                                                 ----------------   ----------------  ----------------  --------------  ------------
REVENUES:
     Service and product sales                      $     719              $ 197        $    1,783          $     924    $    3,892
     Distribution fees                                      0                  0                 0                  0         1,000
                                                   -----------        -----------      ------------        -----------  ------------
          Total revenues                                  719                197             1,783                924         4,892

EXPENSES:
     Cost of product sales                                992                188             2,139                905         4,166
     Engineering expenses                               6,658              4,644            18,321             11,969        48,941
     Marketing, administrative and other expenses      11,276             10,886            30,308             24,089        84,331
                                                   -----------        -----------      ------------        -----------  ------------
          Total expenses                               18,926             15,718            50,768             36,963       137,438
                                                   -----------        -----------      ------------        -----------  ------------

LOSS FROM OPERATIONS BEFORE DEPRECIATION
 AND AMORTIZATION                                     (18,207)           (15,521)          (48,985)           (36,039)     (132,546)

     Depreciation                                      11,108              3,021            34,865              7,359        59,459
     Goodwill amortization                                 10                  0                29                  0            29
                                                   -----------        -----------      ------------        -----------  ------------
LOSS FROM OPERATIONS                                  (29,325)           (18,542)          (83,879)           (43,398)     (192,034)

OTHER INCOME AND EXPENSES:
     Interest income                                       72                330               257              1,111        10,469
     Interest expense and other financial charges      (6,403)              (210)          (19,571)              (630)      (23,525)
     Equity in net losses of affiliates                (1,388)              (818)           (1,897)            (4,051)      (20,498)
                                                   -----------        -----------      ------------        -----------  ------------

NET LOSS                                            $ (37,044)         $ (19,240)       $ (105,090)         $ (46,968)   $ (225,588)
                                                   ===========        ===========      ============        ===========  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                                  TOTAL CASH FLOWS
                                                                                                                       DURING
                                                                                     NINE MONTHS ENDED             DEVELOPMENT STAGE
                                                                                      SEPTEMBER 30,                    THROUGH
                                                                          --------------------------------------    SEPTEMBER 30,
                                                                                1999                1998                1999
                                                                          ------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (105,090)          $ (46,968)         $ (225,588)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                                  34,865               7,359              59,459
       Goodwill amortization                                                             29                   0                  29
       Amortization of financing fees                                                   779                 630               2,756
       Equity in net losses of affiliates                                             1,897               4,051              20,498
                                                                          ------------------  ------------------  ------------------
     SUB-TOTAL                                                                      (67,520)            (34,928)           (142,846)
     Net changes in non-cash working capital items:
       Decrease (increase) in other receivables                                        (723)              1,758                (971)
       Increase in prepaid expenses                                                  (3,590)             (1,038)             (3,590)
       Increase in product development                                                 (831)                  0                (831)
       Increase in inventory                                                         (8,443)             (1,060)            (15,131)
       Increase (decrease) in accounts payable and accrued liabilities               (2,134)             (5,995)             17,121
       Increase in accounts payable and accrued liabilities  -
         Orbital Sciences Corporation                                                     0                   0               4,648
       Increase in revenue participation accrued interest                               842                   0               1,441
                                                                          ------------------  ------------------  ------------------
          NET CASH USED IN  OPERATING ACTIVITIES                                    (82,399)            (41,263)           (140,159)
                                                                          ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (4,617)            (36,431)           (311,005)
     Increase in investments in and advances to affiliates                           (8,007)             (2,042)            (29,070)
     Purchase of investments                                                              0              (5,195)           (190,885)
     Proceeds from sale of investments                                                  390              27,951             190,884
     Other                                                                                0                   0                (390)
                                                                          ------------------  ------------------  ------------------
          NET CASH USED IN INVESTING ACTIVITIES                                     (12,234)            (15,717)           (340,466)
                                                                          ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt                                         0                   0             169,475
     Repayment of long-term debt                                                       (882)               (805)             (4,691)
     Partners' contributions                                                         99,765              49,000             327,565
     Financing fees paid and other                                                   (1,898)                  0              (5,573)
                                                                          ------------------  ------------------  ------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  96,985              48,195             486,776
                                                                          ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                    2,352              (8,785)              6,151

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              3,799              16,106                   0
                                                                          ------------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS:
     End of period                                                                  $ 6,151             $ 7,321             $ 6,151
                                                                          ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                                 $ 23,855            $ 23,933            $ 72,652
                                                                          ==================  ==================  ==================

     Non-cash capital expenditures -  Orbital Sciences Corporation                 $ 34,459            $ 22,503            $ 80,611
                                                                          ==================  ==================  ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively.

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

         In 1998, the Company purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services, Inc. ("DIS"), a Delaware corporation, distributes outside of Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the ORBCOMM System (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company, develops modifications and enhancements to, and distributes in Canada, the Dolphin Software. The value attributed to the assets acquired from Dolphin is not material to the Company's total assets.

         In February 1999, the Company formed ORBCOMM Investment Corporation, a Delaware corporation, as an unrestricted subsidiary for the purpose of making strategic investments in existing and prospective international service licensees, other service distributors and various third parties. In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company's monitoring, tracking and messaging services to customers and developing applications with respect thereto.

(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 1999, the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998, its cash flows for the nine-month periods ended September 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through September 30, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year ending December 31, 1999. The Company expects to emerge from development stage by the end of the fourth quarter of 1999.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)      RELATED PARTY TRANSACTIONS

         The Company paid Orbital $537,000 and $4,563,000 for the nine months ended September 30, 1999 and 1998, respectively, and approximately $200,600,000 for the period June 30, 1993 (date of inception) through December 31, 1998, for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred invoicing $85,259,000 under the Procurement Agreement as well as a new procurement agreement dated as of February 1, 1999 between the Company and Orbital, as amended, as of September 30, 1999 ($50,800,000 was deferred under the Procurement Agreement as of December 31, 1998).

         In May 1999, ORBCOMM USA transferred to ORBCOMM Enterprises approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services and associated applications.

         During the three months ended September 30, 1999 and 1998, the Company sold an aggregate of $242,000 and $189,000, respectively, of product to ORBCOMM USA and ORBCOMM International. For the nine months ended September 30, 1999 and 1998, these sales were $1,113,000 and $776,000, respectively, and for the period June 30, 1993 (date of inception) through December 31, 1998, these sales were $1,763,000.

         Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA and ORBCOMM International their respective share of expenses incurred by the Company on behalf of ORBCOMM USA and ORBCOMM International. For the three- and nine-month periods ended September 30, 1999, the Company charged ORBCOMM USA and ORBCOMM International $2,050,000 and $7,893,000, respectively (none for the same periods of 1998).

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

         The Company also has a $5,000,000 secured note with a financial institution of which $308,000 and $1,190,000 were outstanding as the current portion of the long-term debt as of September 30, 1999 and December 31, 1998, respectively. The note bears interest at a rate of 9.2% per annum, is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center and is guaranteed by Orbital.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(5)       STOCK OPTION PLAN

         During the second quarter of 1999, the Company and ORBCOMM Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the "Corporation"), adopted The 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P. (the "Equity Plan"). The Equity Plan provides for grants of incentive or non-qualified stock options to purchase common stock of the Corporation to officers, employees, consultants and independent directors of the Corporation and its affiliates and to officers, employees and consultants of the Company. As of September 30, 1999, options to acquire 686,325 shares of the Corporation's common stock had been granted at an exercise price of $14.97, which price represented the fair market value of the Corporation's common stock on the date of grant.

         In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Plan"). The DIS Plan provides for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. As of September 30, 1999, options to acquire 1,237,500 shares of DIS common stock had been granted to DIS employees and officers at an exercise price of $0.08, which price represented the fair market value of the DIS common stock on the date of grant.

         The Company and DIS have elected to account for stock-based compensation by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and providing the pro forma disclosures required by Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation."

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                                       1999                      1998
                                                                               ---------------------     ---------------------
                                   ASSETS
 CURRENT ASSETS:
       Accounts receivable                                                      $               147       $               220
       Inventory                                                                                  0                       309
       Other assets                                                                             271                       113
       Product development                                                                        0                       569
                                                                               ---------------------     ---------------------

                TOTAL ASSETS                                                    $               418       $             1,211
                                                                               =====================     =====================


                      LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                                  $               221       $               717
                                                                               ---------------------     ---------------------
          Total Current Liabilities                                                             221                       717
 Amount due to affiliates                                                                    17,897                    13,342
                                                                               ---------------------     ---------------------
           Total Liabilities                                                                 18,118                    14,059

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
      ORBCOMM Global, L.P.                                                                  (17,346)                  (12,591)
      Orbital Communications Corporation                                                       (354)                     (257)
                                                                               ---------------------     ---------------------
           Total Partners' Capital                                                          (17,700)                  (12,848)
                                                                               ---------------------     ---------------------

                TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $               418       $             1,211
                                                                               =====================     =====================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                     TOTAL
                                                                                                                   ACCUMULATED
                                                                                                                     DURING
                                                                                                                   DEVELOPMENT
                                            THREE MONTHS ENDED                      NINE MONTHS ENDED                 STAGE
                                             SEPTEMBER 30,                            SEPTEMBER 30,                  THROUGH
                                    ------------------------------------   ------------------------------------    SEPTEMBER 30,
                                          1999               1998                1999               1998               1999
                                    -----------------  -----------------   -----------------  -----------------  -----------------
 REVENUES:
      Service and product sales      $           551    $           129     $         1,142    $           462    $         2,313
      Contract revenues                            0                  0                   0                  0              4,203
                                    -----------------  -----------------   -----------------  -----------------  -----------------
           Total revenues                        551                129               1,142                462              6,516


 EXPENSES:
      Cost of sales                              200                156                 590                524              2,033
      Marketing expenses                       1,183                862               5,404              3,103             22,193
                                    -----------------  -----------------   -----------------  -----------------  -----------------
            Total expenses                     1,383              1,018               5,994              3,627             24,226
                                    -----------------  -----------------   -----------------  -----------------  -----------------

 NET LOSS                            $          (832)   $          (889)    $        (4,852)   $        (3,165)   $       (17,710)
                                    =================  =================   =================  =================  =================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                          TOTAL CASH FLOWS
                                                                         NINE MONTHS ENDED               DURING DEVELOPMENT
                                                                           SEPTEMBER 30,                   STAGE THROUGH
                                                            ------------------------------------------       SEPTEMBER 30,
                                                                   1999                  1998                  1999
                                                            --------------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $           (4,852)   $           (3,165)   $          (17,710)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
         USED IN OPERATING ACTIVITIES:
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                            73                     2                  (147)
       Decrease in inventory                                                309                     0                     0
       Increase in other assets                                            (158)                    0                  (271)
       Decrease (increase) in product development                           569                  (341)                    0
       Increase (decrease) in accounts payable and
         accrued liabilities                                               (496)                 (742)                  221
                                                            --------------------  --------------------  --------------------
          NET CASH USED IN OPERATING ACTIVITIES                          (4,555)               (4,246)              (17,907)
                                                            --------------------  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in amount due to affiliates                                 4,555                 4,246                17,897
     Partners' contributions                                                  0                     0                    10
                                                            --------------------  --------------------  --------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       4,555                 4,246                17,907
                                                            --------------------  --------------------  --------------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                             0                     0                     0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                      0                     0                     0
                                                            --------------------  --------------------  --------------------

CASH AND CASH EQUIVALENTS:
     End of period                                           $                0    $                0    $                0
                                                            ====================  ====================  ====================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

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

(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of ORBCOMM USA as of September 30, 1999, the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998, its cash flows for the nine-month periods ended September 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through September 30, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM USA expects to emerge from development stage by the end of the fourth quarter of 1999.

(3)      RELATED PARTY TRANSACTIONS

         As of September 30, 1999, ORBCOMM USA had a payable of $17,897,000 to the Company for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets in the United States ($13,660,000 as of December 31, 1998), none of which is currently payable. ORBCOMM USA is currently in development stage and still obtains funds to support operations through non-interest bearing advances from the Company.

         As of December 31, 1998, ORBCOMM USA had a receivable of $318,000 from ORBCOMM International (none as of September 30, 1999).

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

         During the three months ended September 30, 1999 and 1998, ORBCOMM USA purchased $151,000 and $155,000, respectively, of product from the Company. For the nine months ended September 30, 1999 and 1998, these purchases were $677,000 and $525,000, respectively, and for the period June 30, 1993 (date of inception) through December 31, 1998, these purchases were $1,402,000.

         Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA its respective share of expenses incurred by the Company on behalf of ORBCOMM USA. For the three- and nine-month periods ended September 30, 1999, the Company charged ORBCOMM USA $894,000 and $4,663,000, respectively (none for the same periods of 1998).

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

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                            1999                      1998
                                                                    ----------------------    ---------------------
                             ASSETS

CURRENT ASSETS:
     Accounts receivable                                             $             14,179      $             1,023
     Current portion of deferred and prepaid contract costs                        10,724                   14,733
                                                                    ----------------------    ---------------------
          Total Current Assets                                                     24,903                   15,756
Deferred and prepaid contract costs, net of current portion                         8,220                    6,146
                                                                    ----------------------    ---------------------

               TOTAL ASSETS                                          $             33,123      $            21,902
                                                                    ======================    =====================

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                        $                963      $               530
     Current portion of deferred revenue                                           12,947                   11,254
                                                                    ----------------------    ---------------------
          Total Current Liabilities                                                13,910                   11,784
Amount due to affiliates                                                            7,280                    7,389
Deferred revenue, net of current portion                                           14,415                    8,840
                                                                    ----------------------    ---------------------
          Total Liabilities                                                        35,605                   28,013

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                        (49)                    (122)
     ORBCOMM Global, L.P.                                                          (2,433)                  (5,989)
                                                                    ----------------------    ---------------------
          Total Partners' Capital                                                  (2,482)                  (6,111)
                                                                    ----------------------    ---------------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL               $             33,123      $            21,902
                                                                    ======================    =====================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                     TOTAL
                                                                                                                  ACCUMULATED
                                                                                                                    DURING
                                                                                                                  DEVELOPMENT
                                          THREE MONTHS ENDED                      NINE MONTHS ENDED                  STAGE
                                             SEPTEMBER 30,                          SEPTEMBER 30,                   THROUGH
                                  ------------------------------------   ------------------------------------     SEPTEMBER 30,
                                        1999               1998                1999               1998               1999
                                  -----------------  -----------------   -----------------  -----------------  ------------------
REVENUES:
     Service and product sales     $         2,496    $         3,603     $        15,472    $         3,747    $         26,479

EXPENSES:
     Cost of sales                           1,865              3,203               9,256              3,396              20,309
     Marketing expenses                        858                346               2,587              1,321               8,662
                                  -----------------  -----------------   -----------------  -----------------  ------------------
          Total expenses                     2,723              3,549              11,843              4,717              28,971
                                  -----------------  -----------------   -----------------  -----------------  ------------------

NET INCOME (LOSS)                  $          (227)   $            54     $         3,629    $          (970)   $         (2,492)
                                  =================  =================   =================  =================  ==================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                                     TOTAL
                                                                                                                   CASH FLOWS
                                                                                                                     DURING
                                                                                                                   DEVELOPMENT
                                                                                 NINE MONTHS ENDED                    STAGE
                                                                                   SEPTEMBER 30,                     THROUGH
                                                                       ---------------------------------------     SEPTEMBER 30,
                                                                             1999                 1998                 1999
                                                                       ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $          3,629     $           (970)    $         (2,492)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net changes in non-cash working capital items:
       Increase in accounts receivable                                           (13,156)              (1,016)             (14,179)
       Decrease (increase) in deferred and prepaid contract costs                  1,935               (6,648)             (18,944)
       Increase (decrease) in accounts payable and accrued liabilities               433                 (689)                 963
       Increase in deferred revenue                                                7,268               11,529               27,362
                                                                       ------------------   ------------------   ------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        109                2,206               (7,290)
                                                                       ------------------   ------------------   ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                                (109)              (2,206)               7,280
     Partners' contributions                                                           0                    0                   10
                                                                       ------------------   ------------------   ------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (109)              (2,206)               7,290
                                                                       ------------------   ------------------   ------------------


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                     0                    0                    0

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               0                    0                    0
                                                                       ------------------   ------------------   ------------------

CASH AND CASH EQUIVALENTS:
     End of period                                                      $              0     $              0     $              0
                                                                       ==================   ==================   ==================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ORGANIZATION

         In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of ORBCOMM International as of September 30, 1999, the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998, its cash flows for the nine-month periods ended September 30, 1999 and 1998, and the period from June 30, 1993 (date of inception) through September 30, 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations expected in the future. ORBCOMM International expects to emerge from development stage by the end of the fourth quarter of 1999.

(3)      RELATED PARTY TRANSACTIONS

         As of September 30, 1999, ORBCOMM International had a payable of $7,280,000 to the Company for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998), none of which is currently payable. ORBCOMM International is currently in development stage and still obtains funds to support its operations through non-interest bearing advances from the Company.

         As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of September 30, 1999).

         During the three months ended September 30, 1999 and 1998, ORBCOMM International purchased $91,000 and $34,000, respectively, of product from the Company. For the nine months ended September 30, 1999 and 1998, these purchases were $436,000 and $251,000, respectively, and for the period June 30, 1993 (date of inception) through December 31, 1998, these purchases were $361,000.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

(3)       RELATED PARTY TRANSACTIONS - (CONTINUED)

         Effective January 1, 1999, the Company commenced allocating to ORBCOMM International its respective share of expenses incurred by the Company on behalf of ORBCOMM International. For the three- and nine-month periods ended September 30, 1999, the Company charged ORBCOMM International $1,156,000 and $3,230,000, respectively (none for the same periods of 1998).

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

         Construction of Gateways

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one Gateway antenna that have been or will be installed around the world. During the first nine months of 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred. The related revenue and the associated costs have been properly reflected in the condensed consolidated statements of operations. Additionally, as of September 30, 1999, ORBCOMM International had $18,944,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998), of which $10,713,000 represents advance payments to manufacturers for gateways that have not yet been completed ($12,718,000 as of December 31, 1998). Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $5,600,000 was outstanding as of September 30, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of September 30, 1999, $1,967,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

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

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(5)      SERVICE LICENSE OR SIMILAR AGREEMENTS

         As of September 30, 1999, ORBCOMM International had signed 16 agreements with international licensees, 11 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of September 30, 1999, $27,362,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver 11 gateways to certain international licensees under certain of these agreements (see note 4).

                       ORBCOMM COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                                 1999                      1998
                                                                         ---------------------     ---------------------
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $               176       $                10
     Accounts receivable and other current assets                                         511                     1,247
                                                                         ---------------------     ---------------------
          Total Current Assets                                                            687                     1,257
Investments in affiliates                                                              47,445                    56,111
                                                                         ---------------------     ---------------------

               TOTAL ASSETS                                               $            48,132       $            57,368
                                                                         =====================     =====================


                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and other accrued liabilities                       $               396       $               724
                                                                         ---------------------     ---------------------
          Total Current Liabilities                                                       396                       724
Due to parent and affiliates                                                          169,933                   123,677
                                                                         ---------------------     ---------------------
          Total Liabilities                                                           170,329                   124,401

Non-controlling interest in net assets of consolidated subsidiary                      (8,673)                   (6,296)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, par value $0.01;
       8,000,000 shares authorized;
       4,818,892 and 4,783,892 shares issued;
       4,713,620 and 4,688,320 shares outstanding, respectively                            48                        48
     Additional paid-in capital                                                           732                       452
     Treasury stock, at cost, 105,272 and 95,572 shares, respectively                  (1,193)                     (770)
     Accumulated deficit                                                             (113,111)                  (60,467)
                                                                         ---------------------     ---------------------
          Total Stockholders' Deficit                                                (113,524)                  (60,737)
                                                                         ---------------------     ---------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $            48,132       $            57,368
                                                                         =====================     =====================

            See accompanying footnotes to the condensed consolidated
                             financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -----------------------------------  -----------------------------------
                                                           1999               1998               1999             1998
                                                     ----------------   ----------------  ----------------  -----------------
REVENUES:
     Service and product sales                        $          552     $          129    $        1,145    $           462

EXPENSES:
     Cost of product sales                                        88                156               485                524
     Marketing, administrative and other expenses              1,293                871             5,514              3,128
                                                     ----------------   ----------------  ----------------  -----------------
          Total expenses                                       1,381              1,027             5,999              3,652
                                                     ----------------   ----------------  ----------------  -----------------

LOSS FROM OPERATIONS                                            (829)              (898)           (4,854)            (3,190)

OTHER INCOME AND EXPENSES:
     Equity in net losses of affiliates                      (18,114)            (9,184)          (50,167)           (21,933)
     Non-controlling interest in net losses of
       consolidated subsidiary                                   408                436             2,377              1,551
                                                     ----------------   ----------------  ----------------  -----------------

NET LOSS                                              $      (18,535)    $       (9,646)   $      (52,644)   $       (23,572)
                                                     ================   ================  ================  =================

            See accompanying footnotes to the condensed consolidated
                             financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                              ------------------------------------------
                                                                                     1999                  1998
                                                                              --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $          (52,644)   $          (23,572)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Equity in net losses of affiliates                                                  50,167                21,933
       Non-controlling interest in net losses of consolidated subsidiary                   (2,377)               (1,551)
                                                                              --------------------  --------------------
     SUB-TOTAL                                                                             (4,854)               (3,190)
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable and other current assets                    736                  (353)
       Decrease in accounts payable and other accrued liabilities                            (328)                 (737)
                                                                              --------------------  --------------------
          NET CASH USED IN OPERATING ACTIVITIES                                            (4,446)               (4,280)
                                                                              --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                                            (41,501)              (22,500)
                                                                              --------------------  --------------------
          NET CASH USED IN INVESTING ACTIVITIES                                           (41,501)              (22,500)
                                                                              --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock to employees                                          280                   102
     Purchases of treasury stock, net of reimbursement from
       ORBCOMM Global, L.P.                                                                  (423)                  (41)
     Net borrowings from affiliates                                                        46,256                26,695
                                                                              --------------------  --------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                        46,113                26,756
                                                                              --------------------  --------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                            166                   (24)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                       10                    34
                                                                              --------------------  --------------------
CASH AND CASH EQUIVALENTS:
     End of period                                                             $              176    $               10
                                                                              ====================  ====================

            See accompanying footnotes to the condensed consolidated
                             financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      ORGANIZATION

         Orbital Communications Corporation ("OCC") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). Each of OCC and Teleglobe Mobile is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, OCC is a 2% general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% general partner in ORBCOMM International. Directly and indirectly, OCC currently holds and controls 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. Consequently, OCC consolidates the financial results of ORBCOMM USA, and uses the equity method of accounting for its investments in ORBCOMM and ORBCOMM International.

         In April 1999, ORBCOMM formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises") for the purpose of marketing and distributing ORBCOMM's monitoring, tracking and messaging services to customers and developing applications with respect thereto. In May 1999, ORBCOMM USA transferred approximately $700,000 of its assets to ORBCOMM Enterprises.

(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of September 30, 1999, the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998, and its cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected in the future.

(3)      RELATED PARTY TRANSACTIONS

         OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of September 30, 1999 and December 31, 1998, OCC owed Orbital $151,939,000 and $110,287,000, respectively, none of which is currently payable. As of September 30, 1999 and December 31, 1998, OCC owed ORBCOMM $97,000 and $48,000, respectively.

      ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of September 30, 1999 and December 31, 1998, ORBCOMM USA owed ORBCOMM $17,897,000 and $13,342,000, respectively, none of which is currently payable.

      ORBCOMM USA purchased $677,000 and $525,000 of product from ORBCOMM for the nine months ended September 30, 1999 and 1998, respectively. During the third quarter of 1999 and 1998, ORBCOMM USA purchased $151,000 and $155,000, respectively, of product from ORBCOMM. Effective January 1, 1999,

                       ORBITAL COMMUNICATIONS CORPORATION

                                  (UNAUDITED)


(3)   RELATED PARTY TRANSACTIONS - (CONTINUED)

ORBCOMM commenced allocating to ORBCOMM USA its respective share of expenses incurred by ORBCOMM on behalf of ORBCOMM USA. For the three- and nine-month periods ended September 30, 1999, ORBCOMM charged ORBCOMM USA $894,000 and $4,663,000, respectively (none for the same periods of 1998).

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

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                                 1999                      1998
                                                                         ---------------------     ---------------------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $                 1       $                11
     Accounts receivable                                                               14,179                     1,023
     Current portion of deferred and prepaid contract costs                            10,724                    14,733
                                                                         ---------------------     ---------------------
          Total Current Assets                                                         24,904                    15,767
Deferred and prepaid contract costs, net of current portion                             8,220                     6,146
Investments in affiliates                                                              59,170                    58,467
                                                                         ---------------------     ---------------------

               TOTAL ASSETS                                               $            92,294       $            80,380
                                                                         =====================     =====================

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $             1,112       $               651
     Current portion of deferred revenue                                               12,947                    11,254
                                                                         ---------------------     ---------------------
          Total Current Liabilities                                                    14,059                    11,905
Amount due to affiliates                                                                7,280                     7,389
Deferred revenue, net of current portion                                               14,415                     8,840
                                                                         ---------------------     ---------------------
          Total Liabilities                                                            35,754                    28,134
Non-controlling interest in net assets of ORBCOMM International
     Partners, L.P.                                                                    (1,216)                   (2,994)

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile, L.P.                                                            57,179                    54,688
     Teleglobe Mobile Investment Inc.                                                     577                       552
                                                                         ---------------------     ---------------------
          Total Partners' Capital                                                      57,756                    55,240
                                                                         ---------------------     ---------------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $            92,294       $            80,380
                                                                         =====================     =====================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                        TOTAL
                                                                                                                     ACCUMULATED
                                                                                                                        DURING
                                                                                                                     DEVELOPMENT
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED            STAGE
                                                             SEPTEMBER 30,                   SEPTEMBER 30,             THROUGH
                                                      ------------------------------  -----------------------------  SEPTEMBER 30,
                                                         1999             1998           1999           1998             1999
                                                      -------------  ---------------  -------------  --------------  --------------
REVENUES:
     Service and product sales                         $     2,496    $       3,603    $    15,472    $      3,747    $     26,479

EXPENSES:
     Cost of sales                                           1,865            3,203          9,256           3,396          20,309
     Marketing, administrative and other expenses              894              371          2,665           1,422          11,286
                                                      -------------  ---------------  -------------  --------------  --------------
          Total expenses                                     2,759            3,574         11,921           4,818          31,595
                                                      -------------  ---------------  -------------  --------------  --------------

INCOME (LOSS) FROM OPERATIONS                                 (263)              29          3,551          (1,071)         (5,116)

OTHER INCOME AND EXPENSES:
     Interest income                                             0               14              0              49           2,289
     Financial charges                                           0                0              0               0            (288)
     Equity in net losses of ORBCOMM Global, L.P.          (18,527)          (9,764)       (54,674)        (23,360)       (113,218)
     Non-controlling interest in net losses (income)
          of ORBCOMM International Partners, L.P.              111              (27)        (1,778)            475           1,221
                                                      -------------  ---------------  -------------  --------------  --------------

NET LOSS                                               $   (18,679)   $      (9,748)   $   (52,901)   $    (23,907)   $   (115,112)
                                                      =============  ===============  =============  ==============  ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                                  TOTAL
                                                                                                                CASH FLOWS
                                                                                                                  DURING
                                                                                                                DEVELOPMENT
                                                                               NINE MONTHS ENDED                  STAGE
                                                                                 SEPTEMBER 30,                   THROUGH
                                                                       -----------------------------------      SEPTEMBER 30,
                                                                            1999               1998                1999
                                                                       ----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $      (52,901)   $       (23,907)   $      (115,112)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Items not affecting cash:
       Equity in net losses of ORBCOMM Global, L.P.                             54,674             23,360            113,218
       Non-controlling interest in net losses (income) of ORBCOMM
         International Partners, L.P.                                            1,778               (475)            (1,221)
                                                                       ----------------  -----------------  -----------------
     SUB-TOTAL                                                                   3,551             (1,022)            (3,115)
     Net changes in non-cash working capital items:
       Increase in accounts receivable                                         (13,156)              (978)           (14,179)
       Decrease (increase) in deferred and prepaid contract costs                1,935             (6,648)           (18,944)
       Increase (decrease) in accounts payable and accrued liabilities             461             (1,008)             1,112
       Increase in deferred revenue                                              7,268             11,529             27,362
                                                                       ----------------  -----------------  -----------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       59              1,873             (7,764)
                                                                       ----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                                 (55,265)           (26,500)          (173,290)
                                                                       ----------------  -----------------  -----------------
          NET CASH USED IN INVESTING ACTIVITIES                                (55,265)           (26,500)          (173,290)
                                                                       ----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in amount due to affiliates                              (109)            (2,206)             7,280
     Partners' contributions                                                    55,305             26,500            173,770
     Non-controlling interest in net assets of ORBCOMM
       International Partners, L.P.                                                  0                  0                  5
                                                                       ----------------  -----------------  -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                             55,196             24,294            181,055
                                                                       ----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (10)              (333)                 1

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            11              1,439                  0
                                                                       ----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS:
     End of period                                                      $            1    $         1,106    $             1
                                                                       ================  =================  =================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ORGANIZATION

         Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of acting as a general and a limited partner in ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership, which provides data communication services using a low-Earth orbit satellite-based communications system (the "ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in the Company, which in turn holds a 98% Participation Percentage in each of ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market services using the ORBCOMM System in the United States and internationally, respectively. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International, bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%. Consequently, the Partnership consolidates the financial results of ORBCOMM International.

(2)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Partnership as of September 30, 1999, the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998, its cash flows for the nine-month periods ended September 30, 1999 and 1998, and the period from July 21, 1993 (date of inception) through September 30, 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations expected in the future. The Partnership expects to emerge from development stage by the end of the fourth quarter of 1999.

(3)      RELATED PARTY TRANSACTIONS

         As of September 30, 1999, ORBCOMM International had a payable of $7,280,000 to the Company for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States ($7,071,000 as of December 31, 1998), none of which is currently payable. ORBCOMM International is currently in development stage and still obtains funds to support its operations through non-interest bearing advances from the Company.

         As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of September 30, 1999).

         During the three months ended September 30, 1999 and 1998, ORBCOMM International purchased $91,000 and $34,000, respectively, of product from the Company. For the nine months ended September 30, 1999 and 1998, these purchases were $436,000 and $251,000, respectively, and for the period June 30, 1993 (date of inception) through December 31, 1998, these purchases were $361,000.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)      RELATED PARTY TRANSACTIONS - (CONTINUED)

         Effective January 1, 1999, the Company commenced allocating to ORBCOMM International its respective share of expenses incurred by the Company on behalf of ORBCOMM International. For the three- and nine-month periods ended September 30, 1999, the Company charged ORBCOMM International $1,156,000 and $3,230,000, respectively (none for the same periods of 1998).

         In 1996, the Partnership entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Partnership. As of September 30, 1999 and December 31, 1998, the Partnership owed Teleglobe $104,000 and $74,000, respectively, under this agreement.

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

         Construction of Gateways

         In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one Gateway antenna that have been or will be installed around the world. During the first nine months of 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred. The related revenue and the associated costs have been properly reflected in the condensed consolidated statements of operations. Additionally, as of September 30, 1999, ORBCOMM International had $18,944,000 of deferred and prepaid contract costs ($20,879,000 as of December 31, 1998), of which $10,713,000 represents advance payments to manufacturers for gateways that have not yet been completed ($12,718,000 as of December 31, 1998). Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $5,600,000 was outstanding as of September 30, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of September 30, 1999, $1,967,000 of such costs had been included in deferred and prepaid contract costs ($1,114,000 as of December 31, 1998).

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

(5)      SERVICE LICENSE OR SIMILAR AGREEMENTS

         As of September 30, 1999, ORBCOMM International had signed 16 agreements with international licensees, 11 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of September 30, 1999, $27,362,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements ($20,094,000 as of December 31, 1998). ORBCOMM International is obligated to construct and deliver 11 gateways to certain international licensees under certain of these agreements (see note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In 1993, Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc., acting through Teleglobe Mobile Partners ("Teleglobe Mobile"), formed ORBCOMM Global, L.P. ("ORBCOMM"). OCC and Teleglobe Mobile each acquired and currently owns a 50% partnership interest in us. Concurrently with our formation, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. and ORBCOMM International Partners, L.P., that have the exclusive right to market our services in the United States and internationally, respectively. We are a 98% general partner in each of ORBCOMM USA and ORBCOMM International, while OCC and Teleglobe Mobile hold the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively.

    ORBCOMM Global Capital Corp. ("Capital"), a wholly owned subsidiary of ours, was formed in July 1996 to act as a co-issuer with us in connection with the issuance of $170,000,000 aggregate amount of our 14% senior notes due 2004. Capital has nominal assets and does not conduct any operations. In 1998, we purchased the assets of Dolphin Software Systems Inc. ("Dolphin") and established two wholly owned subsidiaries. Dolphin Information Services, Inc., a Delaware corporation ("DIS"), distributes outside Canada software products that enable customers to more easily access and manage information obtained from or regarding their remote or mobile assets using the ORBCOMM system (collectively, the "Dolphin Software"). Dolphin Software Services ULC, a Nova Scotia unlimited liability company ("DSS"), develops modifications and enhancements to, and distributes in Canada, the Dolphin Software. The value attributed to assets acquired from Dolphin is not material to our total assets. In February 1999, we formed ORBCOMM Investment Corporation, a Delaware corporation, as an unrestricted subsidiary for the purpose of making strategic investments in existing and prospective international service licensees, other service distributors and various third parties. In April 1999, we formed, together with ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of ours, ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of ours for the purpose of marketing and distributing our monitoring, tracking and messaging services to customers and developing applications with respect thereto.

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

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

    Our consolidated financial statements include our accounts and the accounts of our subsidiaries, DIS, DSS, Capital, ORBCOMM Corporation, ORBCOMM Investment Corporation, ORBCOMM Enterprises and ORBCOMM Enterprises Corporation. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, we account for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. We do not consolidate either ORBCOMM USA or ORBCOMM International, and therefore do not report in our condensed consolidated financial statements either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International is recorded under the caption "Equity in net losses of affiliates" in our condensed consolidated financial statements. Correspondingly, our investment in each of ORBCOMM USA and ORBCOMM International is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." In February 1999, we completed the purchase of additional shares of ORBCOMM Japan Limited, our International Licensee for Japan, increasing our equity interest in ORBCOMM Japan to approximately 32%. With the purchase of this additional ownership interest, we now account for our investment in ORBCOMM Japan using the equity method of accounting. In the fourth quarter of 1999, we expect to sell our interest in ORBCOMM Japan to ORBCOMM Investment Corporation. ORBCOMM Investment Corporation has acquired a 20% interest in ORBCOMM Middle East & Central Asia Ltd., our International Licensee for the Middle East and Central Asia region, and approximately a 10% interest in ORBCOMM Maghreb, S.A., our International Licensee for the North Africa region. In addition, ORBCOMM Investment Corporation has acquired approximately a 5% interest, on a fully diluted basis, in Aeris.net (formerly Aeris Communications, Inc.), a provider of two-way, digital, cellular-based data communications.

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

ROLL-OUT OF OUR SERVICES

    The ORBCOMM system provides a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world. To date, we have launched 28 satellites. Of this number, 26 satellites are in commercial service, and we currently expect to place one satellite in commercial service by the end of the fourth quarter of 1999.

    In November 1998, we formally announced the launch of full commercial service in the United States and Canada. The U.S. ground segment, including the network control center and four gateway Earth stations, is operational. In addition, gateways located in Italy, Japan, Brazil, Argentina, Malaysia, South Korea and Curacao have successfully completed acceptance testing. Our International Licensees for Europe, South America, Japan and Malaysia have launched commercial service. Collectively, these International Licensees cover approximately 75 countries. During the remainder of 1999, we expect that our International Licensees for Mexico and the north Caribbean region will launch commercial service as well, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory approvals.

REVENUES

    We expect to emerge from development stage by the end of the fourth quarter of 1999. Domestically, ORBCOMM USA generates revenues from the direct sale of satellite access and usage to VARs, which sales to date have been primarily for resale to customers. The pricing of satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and a flat-rate fee for usage. In the future, we intend to implement usage-sensitive billing.

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

OPERATING EXPENSES

    We own and operate the assets that comprise the ORBCOMM system, other than the licenses from the FCC, which are held by OCC. Satellite-based communication systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. In November 1998, we announced the commencement of full commercial service in the United States and Canada and commenced depreciation of our 28-satellite system. Additionally, we incur:

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

    Revenues. During the third quarter of 1999 and 1998, service and product sales of $719,000 and $197,000, respectively, relate primarily to the sale of subscriber units by us to both ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers. For the nine months ended September 30, 1999 and 1998, these sales were $1,783,000 and $924,000, respectively.

     Cost of product sales. During the third quarter of 1999 and 1998, cost of product sales was $992,000 and $188,000, respectively. For the nine months ended September 30, 1999 and 1998, these costs were $2,139,000 and $905,000, respectively. Cost of product sales consists of the cost of the sale of subscriber units sold by us to ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers.

     Engineering expenses. During the third quarter of 1999 and 1998, we incurred $6,658,000 and $4,644,000, respectively, in ORBCOMM system engineering expenses. For the nine months ended September 30, 1999 and 1998, these expenses were $18,321,000 and $11,969,000, respectively. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the ORBCOMM system. Engineering expenses, which consist primarily of salaries and employee-related expenses, were higher in 1999 due in substantial part to a lower capitalization of engineering expenses and a greater number of employees.

     Marketing, administrative and other expenses. During the third quarter of 1999 and 1998, we incurred $11,276,000 and $10,886,000, respectively, of marketing, administrative and other expenses. For the nine months ended September 30, 1999 and 1998, these expenses were $30,308,000 and $24,089,000, respectively. These expenses were higher quarter-over-quarter due in substantial part to increased costs relating to a greater number of employees.

     Depreciation. During the third quarter of 1999 and 1998, we incurred $11,108,000 and $3,021,000, respectively, in ORBCOMM system depreciation expense. For the nine months ended September 30, 1999 and 1998, these expenses were $34,865,000 and $7,359,000, respectively. Depreciation expense increased in 1999 as a result of the November 1998 launch of full commercial service of the ORBCOMM System in the United States and Canada, at which time we commenced depreciation of our 28-satellite system. We expect depreciation expense in 1999 to be approximately $47,000,000.

     Interest income. During the third quarter of 1999 and 1998, we recognized $72,000 and $330,000, respectively, of interest income. For the nine months ended September 30, 1999 and 1998, we recognized $257,000 and $1,111,000 of interest income, respectively. Interest income consists of interest earned on the invested portion of the net proceeds of our 14% senior notes due 2004, our $5,000,000 note from MetLife Capital Corporation and the investment of unused capital contributions from our partners. Interest income was lower quarter-over-quarter primarily due to the use of the proceeds of our notes and the MetLife note to fund our operations.

     Interest expense and other financial charges. During the third quarter of 1999 and 1998, we recognized interest expense and other financial charges of $6,403,000 and $210,000, respectively. For the nine months ended September 30, 1999 and 1998, these expenses were $19,571,000 and $630,000, respectively. Interest expense consists primarily of interest on our notes. Interest expense increased in 1999 as a result of the November 1998 launch of full commercial service of the ORBCOMM System in the United States and Canada, at which time we stopped capitalizing interest expense related to the ORBCOMM system.

     Equity in net losses of affiliates. During the third quarter of 1999 and 1998, we recognized $1,388,000 and $818,000, respectively, of equity in net losses of affiliates. Equity in net losses of affiliates represents our proportionate share of ORBCOMM USA's net losses, ORBCOMM International's net income (losses) and ORBCOMM Japan's net losses. For the nine months ended September 30, 1999 and 1998, $1,897,000 and $4,051,000, respectively, were recognized as equity in net losses of affiliates. Equity in net losses of affiliates decreased in 1999 because our subsidiary, ORBCOMM International, generated a net income for the nine months ended September 30, 1999, whereas it generated a net loss for the same period of 1998. Please refer to ORBCOMM USA's and ORBCOMM International's Results of Operation below for additional information.

RESULTS OF OPERATION - ORBCOMM USA

    Revenues. During the third quarter of 1999 and 1998, ORBCOMM USA recognized revenues relating to the sale of products and services of $551,000 and $129,000 respectively. For the nine months ended September 30, 1999 and 1998, these revenues were $1,142,000 and $462,000, respectively. Total revenues increased in 1999 due in substantial part to an increase in service revenues received by ORBCOMM USA.

     Cost of sales. During the third quarter of 1999 and 1998, cost of sales was $200,000 and $156,000, respectively. For the nine months ended September 30, 1999 and 1998, these costs were $590,000 and $524,000, respectively. Cost of sales consists primarily of the costs of subscriber units sold to customers. Improvement of 1999 gross margin is primarily due to an increase in service revenue.

     Marketing expenses. During the third quarter of 1999 and 1998, ORBCOMM USA incurred $1,183,000 and $862,000, respectively, of marketing expenses. For the nine months ended September 30, 1999 and 1998, these expenses were $5,404,000 and $3,103,000, respectively. The increase in marketing expenses from 1998 to 1999 is a result of an increase in employee-related expenses, which increase is partially offset by the fact that, beginning in April 1999, ORBCOMM Enterprises, as opposed to ORBCOMM USA, began incurring marketing expenses related to the development of the Internal VARs.

RESULTS OF OPERATION - ORBCOMM INTERNATIONAL

     Revenues. During the third quarter of 1999 and 1998, ORBCOMM International recognized service and product sales of $2,496,000 and $3,603,000, respectively. For the nine months ended September 30,

1999 and 1998, these revenues were $15,472,000 and $3,747,000, respectively. The increase in service and product sales for the nine months ended September 30, 1999 is primarily due to a greater number of gateways that have been installed and recognized as revenues.

     ORBCOMM International's service and product sales are generated from the following activities:

         - Revenue from sale of subscriber communicators and ORBCOMM services. During the third quarter of 1999 and 1998, ORBCOMM International recognized revenues relating to the sale of subscriber communicators and ORBCOMM services of $190,000 and $15,000, respectively. For the nine months ended September 30, 1999 and 1998, these revenues were $423,000 and $159,000, respectively. These revenues consist primarily of revenues from the sale of subscriber communicators to customers.

         - Construction of gateways. During the third quarter of 1999 and 1998, ORBCOMM International recognized revenues from the installation and final acceptance of gateways of $2,055,000 and $3,588,000, respectively. For the nine months ended September 30, 1999 and 1998, these revenues were $11,186,000 and $3,588,000, respectively. During the first nine months of 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred, whereas, during the same period of 1998, installation and final acceptance of the gateway in South Korea occurred.

         - Service license and similar agreements ("SLAs"). ORBCOMM International recognized $251,000 and $726,000 as amortization of license fees associated with SLAs for the three- and nine-month periods ended September 30, 1999, respectively (none for the same periods of 1998). These agreements authorize the International Licensees to use the ORBCOMM system to provide two-way data communication services in their respective territories. License fees from the SLAs are accounted for as deferred revenues and recognized over the term of the agreements.

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

     Cost of sales. For the three months ended September 30, 1999 and 1998, cost of sales was $1,865,000 and $3,203,000, respectively. For the nine months ended September 30, 1999 and 1998, these costs were $9,256,000 and $3,396,000, respectively. Cost of sales consists primarily of the cost of the sale of gateways. The increase in cost of sales for the nine-month period ended September 30, 1999 is primarily due to a greater number of gateways that were installed during this period.

     Marketing expenses. During the third quarter of 1999 and 1998, ORBCOMM International incurred $858,000 and $346,000, respectively, of marketing expenses. For the nine months ended September 30, 1999 and 1998, these expenses were $2,587,000 and $1,321,000, respectively. The variance in marketing expenses results primarily from an increase in employee-related expenses.

SUPPLEMENTAL DATA

    Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the nine months ended September 30, 1999. Such supplemental data should be read in conjunction with our condensed consolidated financial statements and the condensed financial statements of ORBCOMM USA and ORBCOMM International, and the notes thereto located elsewhere in this report.


                                                   SUPPLEMENTAL DATA
                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   (IN THOUSANDS)
                                                                              ORBCOMM          ELIMINATION
                                   ORBCOMM             ORBCOMM USA         INTERNATIONAL         ENTRIES          TOTAL
                                 -----------------  ------------------  ------------------- ----------------  --------------
Total revenue(1)                  $     1,783        $          1,142    $          15,472   $      (1,285)    $     17,112
Expenses                               85,662  (2)              5,994               11,843            1,285         102,214
Income (loss) from operations        (83,879)                 (4,852)                3,629                         (85,102)
Interest income                           257                       0                    0                              257
Interest expense                       19,571  (3)                  0                    0                           19,571
Equity in net losses of
   ORBCOMM Japan Limited                  698                       0                    0                0             698
Non-controlling interest in net
   losses of consolidated
   subsidiaries(4)                          0                       0                    0             (24)            (24)
Net income (loss)                   (103,891)  (4)            (4,852)                3,629               24       (105,090)
Capital expenditures                   39,076  (5)                  0                    0                           39,076


                                                       SUPPLEMENTAL DATA
                                                  AS OF SEPTEMBER 30, 1999

                                        (IN THOUSANDS, EXCEPT FOR SUBSCRIBER UNIT DATA)

                                                                                            ORBCOMM
                                                  ORBCOMM            ORBCOMM USA         INTERNATIONAL        TOTAL
                                             -------------------  ------------------  -------------------  ------------
Cash and cash equivalents                     $           6,151    $              0    $               0    $    6,151
Mobile Communications Satellite System, net             332,157                   0                    0       332,157
Total debt                                              170,308                   0                    0       170,308
Activated (6)                                                 0               9,300                5,158        14,458

------------------------------
(1) ORBCOMM, ORBCOMM USA and ORBCOMM International are development stage enterprises.
(2) Includes $34,894,000 of depreciation expense and goodwill amortization.
(3) Includes $779,000 of amortization of deferred financing fees.
(4) Excludes equity in net losses of ORBCOMM USA and ORBCOMM International of $1,199,000.
(5) Represents cash and non-cash capital expenditures, principally for the construction of the space and ground network system elements.
(6) Represents subscriber units that have been activated on the ORBCOMM system, some of which are not revenue generating.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the nine months ended September 30, 1999 and 1998, net cash used in operating activities was $82,399,000 and $41,263,000, respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization and equity in net losses of affiliates) of $67,520,000 and $34,928,000, respectively. The increased net loss for the nine months ended September 30, 1999, excluding items not affecting cash, is primarily attributable to higher operating expenses related to the roll-out of global commercial services and because interest expense is no longer capitalized as it was during the construction phase of the ORBCOMM system.

    Cash flows from investing activities for the nine months ended September 30, 1999 used cash of $12,234,000, primarily as a result of additional capital expenditures and additional investments in and advances to affiliates. In the first nine months of 1999, we invested $4,617,000 for the design, development and construction of satellites, launch services and the design and construction of the U.S. ground segment, excluding $34,459,000 of accrued milestone obligations under the September 1995 procurement agreement, as well as under the 1999 procurement agreement with Orbital. Further, in April 1999 we invested $3,000,000 in Aeris.net, a provider of two-way, digital, cellular-based data communications and with whom we have executed a service provider agreement. For the nine months ended September 30, 1998, cash used in investing activities was $15,717,000, primarily for capital expenditures, advances to affiliates and purchases and sales of investments.

    Cash flows from financing activities for the nine months ended September 30, 1999 and 1998 provided cash of $96,985,000 and $48,195,000, respectively.
The increase quarter-over-quarter is primarily attributable to increased capital contributions from our partners, which were $99,765,000 and $49,000,000 for the nine months ended September 30, 1999 and 1998, respectively.

    Expected future uses of cash include employee-related expenses, additional capital expenditures related to the replenishment or enhancement of our satellite constellation, debt servicing and working capital requirements. In addition, we intend to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of our 35-satellite system is expected to be approximately $339,000,000, excluding capitalized interest as well as amounts under the 1999 procurement agreement with Orbital as discussed below. Of this amount:

     - $243,000,000 is for the design, development and construction of the satellite constellation and associated launch services;
     - $39,000,000 is for the design and construction of the U.S. ground segment;
     -   $16,000,000 is for insurance; and
     - approximately $41,000,000 is for other system costs such as engineering and billing system costs.

    The foregoing information reflects our current estimate of our funding requirements for our 35-satellite constellation. Actual amounts may vary from such estimates for a variety of reasons, including satellite failures.

    As of February 1, 1999, we signed a new procurement agreement with Orbital, which was amended on September 30, 1999. Under this amended agreement we will procure, at a minimum, eleven additional satellites, two satellite propulsion rings and two separate Pegasus(R) launch vehicles, at a total cost of approximately $93,000,000. In addition, under this agreement we have the option to procure up to 19 additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet certain of the milestones set forth in the license granted by the FCC on March 31, 1998 authorizing OCC to launch an additional 12 low-Earth orbit ("LEO") satellites, as replenishment satellites, as ground spares or to enhance our satellite constellation.

    We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. Our ability to generate significant revenues is subject to numerous uncertainties. Our service and equipment contracts are U.S. dollar-based and, hence, not subject to foreign currency risk. Through September 30, 1999, OCC and Teleglobe Mobile had made capital contributions to us totaling $327,565,000. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available including, without limitation, from our current partners, and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

    We have issued $170,000,000 of notes that mature in August 2004. The notes earn a 14% fixed interest as well as a 5% revenue participation interest on service and certain other revenues. The market price for these notes may fluctuate as a function of market interest rate changes, investors' perception of the risks associated with an investment in our notes and our revenue growth.

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

WE HAVE AN UNPROVEN TRACK RECORD

    We expect to incur continued net losses. We incurred cumulative net losses of approximately $225,588,000 through September 30, 1999 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base. We cannot assure you that we will have positive cash flows or that we will become profitable.

    We have a limited operating and financial history. You have limited operating and financial data on which to evaluate our business performance. We have conducted full commercial operations for only a limited period of time. Our ability to provide commercial service globally or even in key markets and to generate positive operating cash flows will depend on our ability to, directly or indirectly, among other things:

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

WE WILL HAVE SIGNIFICANT ADDITIONAL FUNDING REQUIREMENTS

   Additional funding required to provide global service could be significant. To complete and maintain our enhanced satellite constellation and to expand global service, we will require significant additional capital expenditures. We currently expect that the total cost of our 35-satellite constellation will be approximately $339,000,000, excluding $57,089,000 of capitalized interest as well as $93,000,000 under the 1999 procurement agreement with Orbital. Through September 30, 1999, we had expended approximately $334,500,000 on satellite constellation design, construction and launch services, design and construction of the U.S. ground segment and insurance and other system costs, excluding approximately $57,000,000 of capitalized interest, and including certain amounts under the 1999 procurement agreement with Orbital. To finance these expenditures, Orbital, through OCC, and Teleglobe, through Teleglobe Mobile, had invested $327,565,000 in us through September 30, 1999. In addition, we received net proceeds of approximately $164,000,000 from the sale of our notes and $5,000,000 from the MetLife note, and as of September 30, 1999, Orbital had deferred invoicing $85,259,000 under the 1995 procurement agreement as well as the 1999 procurement agreement. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available including, without limitation, from our current partners, and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

    Developing, marketing and distributing data communication services to customers, constructing certain components of the ground infrastructure or procuring and launching additional satellites may require us to make significant expenditures that are not currently planned. These additional expenditures may arise as a result of, among other things:

     -   a decision to establish additional Internal VARs;
     - the requirement that we construct international gateways because International Licensees are unable or unwilling to do so; or
     - the requirement that we procure and launch satellites to replace satellites in the event of, for example, an uninsured loss.

    In addition, interest expense on our notes represents a significant cash requirement for us.

    Our substantial debt service obligations could affect our competitiveness. We have a highly leveraged capital structure. As of September 30, 1999, our liabilities totaled approximately $274,000,000. Our debt service requirements could negatively affect our market value because of the following:

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

    If we fail to comply with the restrictive covenants in the indenture governing our notes, our obligation to repay the notes may be accelerated.

MARKET DEMAND FOR OUR PRODUCTS AND SERVICES IS NOT CERTAIN

    Customer acceptance depends on several factors. The success of the ORBCOMM system will depend on customer acceptance of our services, which is contingent on a number of factors, including:

     -   the number of satellites that are operational at any time;
     -   completion and performance of the necessary ground infrastructure;
     - receipt of the necessary regulatory and other approvals to operate in a particular country;
     - the availability of subscriber units that are compatible with the ORBCOMM system and meet the varying needs of customers;
     -   the price of our services and related subscriber units; and
     - the extent, availability and price of alternative data communication services.

    As with any new communications service, we cannot assure you that the market will accept our services.

    In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Our VARs, Internal VARs and applications developers are responsible for developing and/or marketing such applications. If there is a lack of, or a delay in the availability of, the components necessary to fulfill our customers' business requirements, market acceptance of ORBCOMM services could be adversely affected.

    Currently over 100 companies are using or are in the process of evaluating the ORBCOMM system. Our business plan assumes that our potential customers will accept certain limitations inherent in satellite communication services. For example, the ORBCOMM system's line-of-sight limitation, particularly in "urban canyons," and its limited ability to penetrate buildings and other objects could limit customers' use of the ORBCOMM system and services. In addition to the limitations that the ORBCOMM system architecture imposes, our services will not be available in those countries where we or our International Licensees have not obtained the necessary regulatory and other approvals. Certain potential customers may find these limitations on the availability of our services to be unacceptable.

    Competition comes from several sources. Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances among industry participants seeking to use such advances internationally to capture significant market share. Although currently no other company is providing the same global, satellite-based commercial data communication services that we provide, we anticipate that the ORBCOMM system will face competition from numerous existing and potential alternative communication services. We expect that potential competitors may include:

     - operators or users of other LEO satellite networks similar to the ORBCOMM system whose satellites operate below 1GHz;
     - operators or users of networks of LEO satellites operating above 1GHz that offer voice telephony as well as data services;
     - operators or users of medium-Earth orbit satellite systems that use satellites with orbits located between 2,000 and 18,000 miles above the Earth;
     - operators or users of geostationary or geosynchronous satellite systems that use satellites with orbits located approximately 22,300 nautical miles directly above the equator; and
     -   operators and users of terrestrial-based data communication systems.

    If any of our competitors succeeds in marketing and deploying systems with services having functions and prices similar to those we offer or expect to offer, our ability to compete in markets served by such competitors may be adversely affected.

    Some of our actual or potential competitors have financial, personnel and other resources that are substantially greater than our resources. In addition, a continuing trend toward consolidation and strategic alliances in the communications industry could give rise to significant new competitors. Furthermore, any foreign competitor may benefit from subsidies from, or other protective measures taken by, its home country. Some of these competitors could develop more technologically advanced systems than the ORBCOMM system or could provide more efficient or less expensive services than those that we provide or expect to provide.

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

    We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data applications or marketing our services effectively. The inability of VARs to provide data applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data applications, we may do so, which will increase our expenses. Furthermore, our reseller agreements provide that VARs will use all reasonable commercial efforts to market and distribute our services, although generally the VARs are not required to meet established sales objectives. We cannot assure you that VARs will successfully develop a market for and distribute our services.

    Although we are developing VARs internally, we currently act primarily as a wholesaler to VARs. Thus, the cost to customers for our services purchased through VARs is largely beyond our control. Furthermore, we will have no rights independently to offer particular data applications developed by VARs or to use the associated software unless we enter into appropriate licensing agreements. By developing Internal VARs, we may create actual or apparent conflicts with certain VARs, which could adversely affect such VARs' willingness to invest resources in developing and distributing data applications for the ORBCOMM system.

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

    We will rely heavily on subscriber unit manufacturers to satisfy customer demand. Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have executed seven subscriber unit manufacturing agreements and have type approved 13 different subscriber unit models, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. On occasion, we have found it advisable to purchase or to subsidize the purchase of subscriber units and may do so in the future. The cost of these purchases or subsidies could be significant. Generally, we expect to sell these subscriber units to VARs, Internal VARs and International Licensees at prices equal to or greater than cost, although we cannot assure you that we will be able to do so. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

    We rely heavily on Orbital for our most important assets. We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch the ORBCOMM satellites. Under the 1995 procurement agreement with Orbital, we have contracted with Orbital to provide these services on a fixed-price basis, subject to adjustments for out-of-scope work. We may terminate this procurement agreement if Orbital fails to achieve certain milestones within 56 weeks after the contracted completion date or if Orbital fails to comply materially with any terms of the procurement agreement. We may not, however, withhold payments under this procurement agreement solely because Orbital fails to achieve certain milestones by the dates originally planned. As of February 1, 1999, we executed a new procurement agreement with Orbital, which was amended on September 30, 1999. Under this amended agreement we will procure, at a minimum, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles, at a total cost of approximately $93,000,000. In addition, we have an option to procure up to 19 additional satellites and associated launch services using the Pegasus launch vehicle. Depending on the product or service being purchased, we are required to pay Orbital a fixed fee, subject to certain incentive payments and other adjustments, or on a time and materials basis. Under this procurement agreement, we are entitled to withhold payments from Orbital based on the failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

    An adverse effect on Orbital and its business for whatever reason may adversely affect Orbital's ability to perform under these procurement agreements. We have not identified any alternate provider of the services Orbital currently provides. An alternate service provider may not be available or, if available, may not be available at a cost or on terms acceptable to us.

    We rely heavily on third parties to control access to our proprietary information. Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the 1995 procurement agreement and the 1999 procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the procurement agreements, including the ORBCOMM satellites, other than certain communications software, and the U.S. ground segment. We rely primarily on copyright and trade secret law to protect our technology. While we have applied for two patents, neither of our patent applications has yet been granted. We have entered into confidentiality agreements with each of our employees, consultants and vendors, which agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these products will depend on the VARs. Furthermore, the laws of countries outside the United States may afford us and the VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

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

    Launch-related risks. To date, we have successfully launched 28 satellites into their proper orbits. Of this number, 26 satellites are in commercial service, and we currently expect to place one satellite in commercial service by the end of the fourth quarter of 1999. Currently, we plan to launch seven additional satellites on a Pegasus launch vehicle in 1999. Satellite launches are subject to significant risks, including:

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

    Limited insurance exposes us to significant risks of loss. Our insurance may not adequately mitigate the adverse effects of a launch failure or a loss of satellites in-orbit. The next planned Pegasus launch (the "Fourth Pegasus Launch") is currently scheduled for early December 1999. We have procured insurance against launch failure and in-orbit failure of the seven satellites planned to be launched in the Fourth Pegasus Launch. If there is a launch failure with respect to the Fourth Pegasus Launch, our insurance would cover approximately 90% of the cost of the launch vehicle and the satellites. If there is an in-orbit failure of two or more of the seven satellites planned to be launched in the Fourth Pegasus Launch, our insurance would cover the cost of the launch vehicle and the satellites at the rate of 20% of the aggregate amount of such costs based on a failure of two such satellites, 40% of such costs based on a failure of three such satellites, 60% of such costs based on a failure of four such satellites and 100% of such costs based on a failure of five or more such satellites.

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

    Additional delays in implementing our enhanced satellite constellation could result from a variety of causes, including, among others:

     - a delay or failure of the launch of seven satellites currently planned for the fourth quarter of 1999; and
     - delays caused by design reviews in the event of a launch vehicle failure or the loss of a satellite or other event beyond our control.

    We cannot assure you that these or other factors, some of which are beyond our control, will not delay the implementation of our enhanced satellite constellation, which could negatively affect our financial condition and results of operations.

    The costs of maintaining the space segment may outstrip funds generated from operations. The ORBCOMM satellites, which constitute a substantial portion of our total assets, have limited useful lives. We anticipate using funds from operations to develop a second generation of satellites to replenish and expand the constellation. If sufficient funds from operations are not available and we are unable to obtain financing for the second generation satellites, we will not be able to replace the first generation satellites at the end of their useful lives. We cannot assure you that additional capital will be available to develop the second generation satellites on favorable terms or on a timely basis, if at all.

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

REGULATORY RISKS PRESENT POTENTIAL OBSTACLES TO GLOBAL OPERATION OF THE ORBCOMM SYSTEM

    Obtaining and maintaining the necessary U.S. licenses could cause delays. Our business may be affected by the regulatory activities of various U.S. government agencies, primarily the FCC. Although each of OCC's licenses for the ORBCOMM system (collectively, the "FCC Licenses") is currently valid, the FCC could revoke these licenses if OCC fails to satisfy certain conditions or to meet certain prescribed milestones, including:

     - the December 2000 milestone by which OCC must have launched 36 satellites;
     - the September 2002 milestone by which OCC must launch two of the 12 additional satellites licensed in March 1998; and
     - the March 2004 milestone by which OCC must launch the remaining ten of these satellites,

unless the FCC grants extensions for accomplishing, or modifies, the required milestones. OCC is required to apply for a license renewal three years before each FCC License expires. While, based on past experience, OCC believes the FCC generally grants the renewal applications of existing licensees where the licensee has satisfied the requirements of the license, it is possible that the FCC will not, in fact, renew either of the FCC Licenses. Should the FCC revoke or fail to renew the FCC Licenses, or if OCC fails to satisfy any of the conditions of the FCC Licenses, such event would negatively affect our financial condition and results of operations.

    The FCC has licensed OCC to operate as a private carrier. Because of our method of distributing services, we believe that OCC currently is not subject to the restrictions that apply to common carriers or to providers of Commercial Mobile Radio Services ("CMRS"). In the United States, we plan to distribute our services to customers indirectly through VARs and directly through Internal VARs. In most cases, we will provide our customers with enhanced services and will not be interconnected with the public switched telephone network. Therefore, we do not believe that the FCC will regard these services as common carrier or CMRS. In the future, however, we may provide services that the FCC deems common carrier or CMRS, or the FCC may exercise its discretionary authority to apply the common carrier or CMRS rules to our operations. Applying these rules could negatively affect our financial condition and results of operations by, for instance, subjecting us to rate regulation and certain tariff filing requirements, limiting some foreign ownership in us and subjecting us to state regulation, if we were deemed to be a common carrier.

    Our financial condition and results of operations could be adversely affected if the United States adopts new laws, policies or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

    The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or the International Licensees will operate and in which we plan to offer our services. Our International Licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, the International Licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions within specified time periods. To date, 38 countries have granted approvals to provide full commercial or other limited services using the ORBCOMM system. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each International Licensee is responsible for obtaining regulatory approvals in its territory, each International Licensee may not be successful in doing so. If any International Licensee is not successful, we will not be able to offer services in the affected territory.

    Although many countries have moved to privatize communication services and permit competition in providing these services, some countries continue to require that a government-owned entity provide all communication services. While we anticipate that substantially all of the International Licensees will be private entities, we may be required to offer our services through a government-owned or -controlled entity in those territories where government monopolies prevail.

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

    Coordination with the International Telecommunications Union ("ITU") poses risks of delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies the ORBCOMM system that the coordination process has been successfully completed. OCC has completed the ITU coordination process with respect to our 35-satellite constellation with all administrations except Russia and France. OCC expects that it will successfully complete the ITU coordination process with Russia and France by December 2000, at which time the ORBCOMM system will be fully registered with the ITU. The FCC has modified OCC's ITU documentation to include the proposed launch of the 12 additional satellites for which OCC has been licensed. We do not expect this modification to affect coordination of our 35-satellite constellation. Moreover, supplemental coordination of these 12 satellites is not required for countries for which the United States previously completed coordination.

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

THE YEAR 2000 POSES CERTAIN RISKS

    We have initiated a Year 2000 readiness program that comprises five industry standard phases: inventory, assessment, remediation, testing and deployment. Our primary area of focus has been the critical system segment, which comprises eight operational areas including the satellites and the ground infrastructure for the ORBCOMM system. We have completed the inventory, assessment, remediation and testing phases of our Year 2000 readiness program. In addition, we have also successfully passed the so-called "GPS roll-over date," August 21, 1999, as well as the calender date of September 9, 1999, without experiencing any adverse events associated with either of these dates.

    We have completed our planned deployment of Year 2000 ready software for the satellites and the ground system segment in the United States and for those international ground systems that are our responsibility. Following the commencement of the deployment of this Year 2000 ready software, some additional upgrades were incorporated into the Year 2000 ready baseline. Consequently, a subsequent deployment encompassing these changes has been initiated, which subsequent deployment is planned to be completed by November 30, 1999.

    We continue to encourage our International Licensees and VARs to implement a comprehensive Year 2000 readiness program. We have identified and will continue to assess the extent to which the elements comprising our business infrastructure, including our applications developed for customers, information systems, telephone systems, heating, cooling and electrical systems, building security and other building operations, as well as back-up systems, are Year 2000 ready. To accomplish this, we have surveyed the applicable third party vendors and other entities to ascertain whether their systems are Year 2000 ready, which has included where possible, obtaining a certification or statement from each such vendor or other entity regarding Year 2000 readiness.

    The total estimated cost of the program, including the planned cost to replace systems that are impacted by the Year 2000 issue, is expected to be approximately $2,500,000, which amount is not deemed by us to be material to our financial condition or results of operations. To date, we have not deferred work on any information technology programs or systems as a result of our efforts in connection with the program.

    In connection with the program, we have engaged in ongoing communications with our customers and distribution partners regarding our Year 2000 status. While uncertainties surrounding the significance and likely impact of the Year 2000 problem make it nearly impossible for us to identify a reasonably likely worst case scenario for the Year 2000 issue, such scenario could include:

     - interruptions or failures of data communications using the ORBCOMM system;
     -   the temporary inability of third parties to pay amounts due to us, and
     -   the temporary inability of vendors to provide goods or services to us.

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

ITEM 1.           LEGAL PROCEEDINGS.
                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.           OTHER INFORMATION.
                  On December 18, 1998, ORBCOMM International terminated for non-performance its service license agreements with SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus"), which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action (98 Civ. 9095, S.D.N.Y.) claiming that the termination of these agreements was unjustified. The suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by ORBCOMM International, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. SATCOM has appealed the district court's May 27, 1999 ruling. Briefing on the appeal has been completed, and oral argument before the Second Circuit has been scheduled for November 22, 1999. Proceedings in the district court have been stayed pending the appeal.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  A complete list of the exhibits required to be filed with this Report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.

                 EXHIBIT NO.        DESCRIPTION
                 -----------        -----------------------------------------------------------------------
                  3                   Organizational Documents.
                  3.1(a)              Certificate of Limited Partnership of ORBCOMM.
                  3.2(a)              Restated Agreement of Limited Partnership of ORBCOMM.
                  3.2.1(d)            Amendment No. 1 to Restated Agreement of Limited Partnership of
                                      ORBCOMM dated December 2, 1996.
                  3.3(a)              Certificate of Limited Partnership of ORBCOMM USA.
                  3.4(a)              Restated Agreement of Limited Partnership of ORBCOMM USA.
                  3.5(a)              Certificate of Limited Partnership of ORBCOMM International.
                  3.6(a)              Restated Agreement of Limited Partnership of ORBCOMM International.
                  4(a)                Indenture, dated as of August 7, 1996, by and among ORBCOMM, Capital,
                                      ORBCOMM USA, ORBCOMM International, OCC, Teleglobe Mobile and Marine
                                      Midland Bank.
                 10                   Material Contracts.
                 10.2(a)              Pledge Agreement, dated as of August 7, 1996, by and among ORBCOMM,
                                      Capital, and Marine Midland Bank as Collateral Agent.
                 10.3(a)              International System Charge Agreement, restated as of September 12,
                                      1995, by and among ORBCOMM, Teleglobe Mobile and ORBCOMM
                                      International.
                 10.4(a)              Master Agreement, restated as of September 12, 1995, by and among
                                      ORBCOMM, Orbital, ORBCOMM, Teleglobe and Teleglobe Mobile.
                 10.4.1(b)            Amendment No. 1 to Master Agreement, dated as of February 5, 1997 by and among OCC, Orbital, Teleglobe and Teleglobe Mobile.
                 10.5(a)              Procurement Agreement, dated as of September 12, 1995, by and between
                                      ORBCOMM and Orbital (provided that Appendix I is incorporated by reference to Exhibit10.24.6 to the Quarterly Report on Form 10-Q for
                                      the Quarter Ended June 30, 1993 filed by Orbital on August 13, 1993).
                 10.5.1(c)            Amendment No. 1 to Procurement Agreement dated December 9, 1996 between ORBCOMM and Orbital.
                 10.5.2(b)            Amendment No. 2 to Procurement Agreement dated March 24, 1997 between
                                      ORBCOMM and Orbital.
                 10.5.3(e)            Amendment No. 3 to ORBCOMM System Procurement Agreement, dated as of
                                      March 31, 1998 by and between ORBCOMM and Orbital.
                 10.5.4(e)            Amendment No. 4 to ORBCOMM System Procurement Agreement, dated as of
                                      March 31, 1998 by and between ORBCOMM and Orbital.
                 10.5.5(g)            Amendment No. 5 to ORBCOMM System Procurement Agreement, dated as of
                                      July 30, 1998 by and between ORBCOMM and Orbital.
                 10.5.6(g)            Amendment No. 6 to ORBCOMM System Procurement Agreement, dated as of
                                      September 21, 1998 by and between ORBCOMM and Orbital.
                 10.5.7(g)            Amendment No. 7 to ORBCOMM System Procurement Agreement, dated as of
                                      December 31, 1998 by and between ORBCOMM and Orbital.
                 10.5.8(h)            Procurement Agreement, dated as of February 1, 1999, by and between
                                      ORBCOMM and Orbital.
                 10.5.9(h)            Amendment No. 8 to ORBCOMM System Procurement Agreement, dated as of
                                      March 24, 1999 by and between ORBCOMM and Orbital.
                 10.5.9.1*            Amendment No. 9 to ORBCOMM System Procurement Agreement, dated as of
                                      June 30, 1999 by and between ORBCOMM and Orbital.
                 10.5.9.2*            Amendment No. 10 to ORBCOMM System Procurement Agreement, dated as of
                                      September 30, 1999 by and between ORBCOMM and Orbital.


                 10.6(a)              Proprietary Information and Non-Competition Agreement, restated as of
                                      September12, 1995, by and among ORBCOMM, Orbital, OCC, Teleglobe,
                                      Teleglobe Mobile, ORBCOMM USA and ORBCOMM International.
                 10.7(a)              System Charge Agreement, restated as of September 12, 1995, by and between OCC and ORBCOMM USA.
                 10.8(a)              System Construction Agreement, restated as of September 12, 1995, by and between ORBCOMM and OCC.
                 10.9(a)              Amendment No. 1 to System Construction Agreement, dated as of July 1,
                                      1996, by and between ORBCOMM and OCC.
                10.10(a)              Service License Agreement, dated as of December 19, 1995, between
                                      ORBCOMM International and ORBCOMM Canada Inc.
                10.12(a)              Service License Agreement, dated as of October 15, 1996, between
                                      ORBCOMM International and European Company for Mobile Communicator
                                      Services, B.V., ORBCOMM Europe.
                10.14(a)              Ground Segment Facilities Use Agreement, dated as of December 19,
                                      1995, between ORBCOMM International and ORBCOMM Canada Inc.
                10.15(a)              Ground Segment Procurement Contract, dated as of October 15, 1996, between ORBCOMM International and European Company for Mobile
                                      Communicator Services, B.V., ORBCOMM Europe.
                10.16(f)              Orbital Communications Corporation 1992 Stock Option Plan.
                10.16.1(h)            The 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P.
                10.16.2(h)            Dolphin Information Services, Inc. 1998 Stock Option Plan.
                10.17(f)              Amended and Restated Administrative Services Agreement, dated as of
                                      January 1, 1997 by and between ORBCOMM and Orbital.
                10.19(f)              Subscriber Communicator Manufacture Agreement dated as of July 31, 1996 by and between ORBCOMM and Magellan Corporation.
                10.20(f)              Reseller Agreement dated as of March 3, 1997 by and between ORBCOMM
                                      USA and Orbital Sciences Corporation (the "Reseller Agreement").
                10.21(f)              Employment Agreement dated as of May 15, 1997 by and between ORBCOMM and Robert F. Latham.
                10.21.1*              Amended and Restated Employment Agreement dated as of September 1, 1999 by and between ORBCOMM and Robert F. Latham
                10.22(f)              Consulting Agreement dated as of March 18, 1998 by and between ORBCOMM and ORBCOMM Canada Inc.
                21                    Subsidiaries of ORBCOMM.
                27*                   Financial Data Schedule of ORBCOMM Global, L.P.

------------
*    Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-4, as amended (Reg. No. 333-11149).
(b) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by us on May 14, 1997.
(c) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by us on March 28, 1997.
(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Orbital, filed by Orbital on March 27, 1997.
(e) Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-1, as amended (Reg. No. 333-50599).
(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by us on March 31, 1998.
(g) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by us on March 31, 1999.
(h) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed by us on August 16, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        ORBCOMM GLOBAL, L.P.


Date:  November 15, 1999                By:      /s/  Scott L. Webster
                                                 -------------------------------
                                                 Scott L. Webster
                                                 Chairman, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  November 15, 1999                By:      /s/  Carol P. Hanna
                                                 -------------------------------
                                                 Carol P. Hanna
                                                 Vice President, Finance
                                                 (Principal Accounting Officer)



                                        ORBCOMM GLOBAL CAPITAL CORP.


Date:  November 15, 1999                By:      /s/  Scott L. Webster
                                                 -------------------------------
                                                 Scott L. Webster
                                                 President
                                                 (Principal Executive Officer)


Date:  November 15, 1999                By:      /s/  Carol P. Hanna
                                                 -------------------------------
                                                 Carol P. Hanna
                                                 Vice President, Finance
                                                 (Principal Accounting Officer)