Form 10-K405
period 1999-12-31
ORBCOMM GLOBAL L P
filed 2000-03-30
CIK 1021649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I

    Item 1.    Business....................................................       1

    Item 2.    Properties..................................................      19

    Item 3.    Legal Proceedings...........................................      19

    Item 4.    Submission of Matters to a Vote of Security Holders.........      19

PART II

    Item 5.    Market for the Registrants' Common Equity and Related
               Stockholder Matters.........................................      20

    Item 6.    Selected Financial Data.....................................      20

    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................      21

    Item 7A    Quantitative and Qualitative Disclosures about Market
               Risk........................................................      38

    Item 8.    Financial Statements and Supplementary Data.................      39

    Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................     102

PART III

    Item 10.   Directors and Executive Officers of Registrants.............     102

    Item 11.   Executive Compensation......................................     104

    Item 12.   Security Ownership of Certain Beneficial Owners.............     108

    Item 13.   Certain Relationships and Related Transactions..............     108

PART IV

    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................     119

               Signatures..................................................     122

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     ORBCOMM Global, L.P. is a Delaware limited partnership formed in 1993 to develop, construct, operate and market the ORBCOMM low-Earth orbit ("LEO") satellite-based data communication system. Teleglobe Mobile Partners, a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc., holds both general and limited partnership interests in us, and Orbital Communications Corporation, a Delaware corporation and subsidiary of Orbital Sciences Corporation, holds a limited partnership interest in us. Unless the context requires otherwise, references to "ORBCOMM," "we," "ours," "us," and similar terms refer to ORBCOMM Global, L.P. and its subsidiaries.

     Our principal executive offices are located at 2455 Horse Pen Road, Suite 100, Herndon, Virginia 20171. Our Internet address is http://www.orbcomm.com.

OVERVIEW

     We provide global two-way data communication services using our commercial LEO satellite communication system. We and our distribution partners also develop and market application packages that offer commercial customers turnkey solutions, enabling them to monitor and control via the Internet their fixed and mobile assets located around the world. In November 1998, we commenced full commercial service in the United States and Canada and we have since launched commercial service in Europe, Japan, South America and Malaysia.

     The ORBCOMM system is a network designed around, and optimized for, machine-to-machine data communication. Our services provide a link between a customer's information technology and management information system ("IT system") and its asset base. Our proprietary application service platform integrates the data generated by the ORBCOMM satellite system into a customer's existing IT system without the need to develop expensive custom application software. By connecting each customer's IT system with its fixed and/or mobile assets in the field, our services effectively extend the reach of the customer's IT system. Moreover, using an Internet browser, a customer can communicate with an ORBCOMM-equipped asset to monitor its status and/or track its location. We believe our services enable our customers to monitor productivity, reduce downtime and realize other operational, economic and competitive benefits.

     We completed deployment of our 34-satellite network in early December 1999 with the launch of seven satellites. We plan to launch an additional seven satellites into an equatorial orbit in the first quarter of 2001 to increase service availability in the equatorial region.

     In addition, as of December 31, 1999:

        - approximately 21,000 subscriber units were activated on our system, approximately 70% of which were revenue-generating;

        - approximately 61,000 subscriber units were under firm purchase orders;

        - 35 satellites had been launched, 26 of which were in commercial service;

        - 17 service license agreements covering over 190 countries had been executed; and

        - 5 gateway control centers, which process data transmitted using the ORBCOMM system, and 10 gateway Earth stations, which are used to access the ORBCOMM system, had been installed and accepted and were in commercial use.

RECENT DEVELOPMENTS

     Effective as of January 1, 2000, we entered into agreements with our partners pursuant to which:

        - Teleglobe Mobile became our sole general partner and majority owner, with an interest of approximately 66% as of March 15, 2000;

        - Orbital Communications remained a limited partner in us, with a minority ownership interest of approximately 34% as of March 15, 2000; and

        - we made arrangements to settle deferred invoiced amounts owed to Orbital, which amounts totaled approximately $91 million as of December 31, 1999.

     Please see "Certain Relationships and Related Transactions -- Omnibus Agreement" and "The Partnership Agreement" for a more detailed description of the agreements described above and the other transactions agreed to among the parties.

     On February 15, 2000, BCE Inc., which currently owns approximately 23% of Teleglobe indirectly through Bell Canada, announced that it had executed a definitive agreement to acquire the remaining 77% of Teleglobe for approximately US$6.66 billion. BCE, Canada's largest communications company, provides residential and business customers in Canada with wireline and wireless communications products and applications, satellite communications and direct-to-home television services and directories.

     Concurrent with our formation, Orbital Communications and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. and ORBCOMM International Partners, L.P., to market services using the ORBCOMM system in the United States and internationally, respectively. As of December 31, 1999, we held general and limited partnership interests with a 98% participation percentage in each of ORBCOMM USA and ORBCOMM International, and Orbital Communications directly held general and limited partnership interests with a 2% participation percentage in ORBCOMM USA and Teleglobe Mobile directly held general and limited partnership interests with a 2% participation percentage in ORBCOMM International. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to us its 2% interest in ORBCOMM USA and ORBCOMM International, respectively (the "January 2000 Merger"). As a result of the January 2000 Merger, these companies ceased doing business as separate entities and we assumed their business operations.

BUSINESS STRATEGY

     Key components of our business strategy include the following:

     Target Select Markets; Focus on Leading Companies. Our initial target markets are mobile asset tracking, fixed asset monitoring and messaging. These target markets typically require only short data messages transmitted on an intermittent, rather than "real-time," basis, which our system is particularly well suited to provide. Within these target markets, we have chosen to focus on the industry leaders in selected vertical market segments including trucking, railroad and shipping companies, heavy equipment companies, electric utilities, oil and gas companies and automobile manufacturing and rental companies, as well as government agencies. We believe that focusing our efforts on industry leaders in each of such market segments accelerates the product adoption cycle and enhances our ability to deliver high-quality services. We selected these vertical market segments due to their dependence on mobile and/or widely dispersed fixed assets, and we believe companies in each of these market segments would benefit from the significant operational efficiencies that they can achieve using our services.

     Develop Reliable End-to-End Solutions. We and our business partners are developing end-to-end solutions, including hardware and software, that integrate into our customers' IT systems. Our manufacturers have developed 13 type-approved and commercially available subscriber unit models. Our proprietary application service platform provides data storage and processing, information filtering and presentation and information delivery and is used by our internal value-added resellers ("internal VARs") and is marketed to our external value-added resellers ("VARs") and international licensees. This software is capable of integrating the data collected by our system into the customer's IT system and can be used to format the information in a manner that allows the customer to generate reports tailored to its needs. We believe that our ability to deliver turnkey solutions to address our customers' asset management needs significantly enhances our competitive advantage.

     Offer Internet-Accessible Service. Our system is designed to provide easy access to asset data. Using the Internet, we allow our customers to manage their assets from any location. The Internet also facilitates the international deployment of applications that use our application service platform, which provides a customizable Web-based customer interface to data transmitted via the ORBCOMM system. This strategy allows us to rapidly and easily extend the reach of applications as they are developed and minimizes the interconnection costs for both ourselves and our customers over the Internet.

     Offer Cost-Effective Service. We believe that our small and relatively inexpensive satellites and subscriber units and relatively low-cost ground infrastructure enable us to provide customers with affordable and convenient narrowband data communication services. Satellite-based systems that are designed primarily to provide voice services require investments estimated to be between $3 billion and $4 billion. Our satellite system is designed specifically for the transmission of data, rather than for the provision of voice services. We estimate that the aggregate cost to design, construct, launch and place in commercial service our current satellite system and design and construct the related U.S. ground segment, which includes a gateway and two network control centers, is approximately $345 million, excluding approximately $57 million of capitalized interest.

MARKETING AND DISTRIBUTION

     We market our services to customers within the United States directly and indirectly through our VARs and internal VARs, and internationally through international licensees that may distribute our services directly or through a distribution network.

     VARs. Our VARs market our services to specific industries or markets according to a marketing plan and program that we approved. Our VARs also develop applications, establish pricing to their customers and provide customer support and billing services. VARs integrate the ORBCOMM system with related hardware and software applications in a manner intended to address the needs of a particular industry or market segment. In the United States, we have entered into agreements with approximately 70 VARs and we continue to negotiate agreements with prospective VARs. In general, the agreements we have with VARs are non-exclusive with respect to application area, market segment and geographic area. The VARs provide or are expected to provide tracking, monitoring and/or messaging services in one or more of the market segments we have identified within our target markets.

     Internal VARs. During 1999, we formed ORBCOMM Enterprises, L.P., a Delaware limited partnership, to distribute value-added products and services using the ORBCOMM system. We have established three internal VARs as business units of ORBCOMM Enterprises, each of which is focused on a specific industry or market segment. In particular, our internal VARs are targeting: (1) the transportation market segment (Vantage); (2) the heavy equipment market segment (Tracsat); and
(3) the process industries market segment (Controlsat). Our internal VARs, which collectively have over 100 employees and consultants, work with customers to develop and integrate our system with related hardware and software to create applications that address their specific needs in their targeted industries or market segments.

     Vantage is able to leverage its relationships with hardware manufacturers and software developers to help it develop, market and distribute its products and services. Vantage has developed a trailer fleet management system that is commercially available for use with dry van trailers and that enables a fleet owner or operator or other party to track and/or monitor information such as whether a trailer's door is open or closed, whether a trailer is full or empty and whether or not a trailer is connected to a tractor. Vantage markets its products directly to key industry participants and is also establishing a distribution network for its products and services composed of industry leaders in mobile communication services and transportation-related areas.

     Vantage has executed and is in the process of negotiating end-user agreements with a number of key industry participants. In addition, Vantage has executed and is in the process of negotiating distribution agreements with a number of potential partners, and is also in the process of establishing and implementing an installation and service network for its customers. Vantage is developing a refrigerated trailer monitoring system, which it expects to begin to test and implement later in 2000.

     Tracsat develops, supplies, implements and supports heavy equipment tracking, utilization and monitoring applications. Tracsat began providing field evaluation systems in the second quarter of 1999 and began delivering commercial systems in the third quarter of 1999. Tracsat has developed and markets two types of products. The first product is a custom-made, private-label tracking unit that Tracsat developed exclusively for use by one of its customers. The second product is a configurable tracking unit that was developed for use by all other Tracsat customers.

     Tracsat has a firm initial order for private label units from a customer that completed field tests of prototype units in October 1999 and approved deliveries of production units over a six- to nine-month period thereafter. Currently, Tracsat also has subscriber units involved in pilot testing with potential customers. Tracsat estimates that four of these potential customers collectively represent a significant portion of the potential market for tracking and monitoring of heavy equipment in the United States. Tracsat is also negotiating with original equipment manufacturers to provide Tracsat products and services. Tracsat is currently developing applications that would extend the value of Tracsat's products and services to the servicing of heavy equipment fleets. Tracsat currently anticipates that it will begin to test and implement certain of these applications later in 2000.

     Controlsat has relied both on in-house resources and partnerships with third parties to develop and deploy commercially several applications for the petro-chemical, chemical and oil and gas industries. One of Controlsat's commercially available applications provides tank level telemetry that enhances vendor-managed inventory programs. This application incorporates both a basic product that can be used to monitor tank levels of gases, fuels and hydrocarbon products, and a more sophisticated product that can be used to monitor tank levels of specialty high-end chemical products that may be used in chemical processing or distribution, mining and agriculture. Controlsat's application enables the transfer of key inventory data around the world via e-mail, facsimile or the Internet. In addition, this application enables suppliers to compile usage data that allows effective optimization of supply-chain logistics and ensures availability of raw material data flow to customers, in addition to enabling suppliers to receive alarm notification when, for example, tank levels are low.

     Controlsat also has a commercial application available that is capable of monitoring oil and gas well-heads at a customer's production site. This application enables the customer to receive data on a daily basis and also incorporates an alarm function that can notify the customer when there is a problem. Further, Controlsat has an application to monitor and control the performance of so-called "stripper wells," or low-volume wells, as well as other types of wells, pump jacks, compressors, water pumps and other equipment. Stripper wells are typically located at unmanned sites that are generally out of reach of telephone and cellular services, with monitoring of these wells usually accomplished by sending personnel to the site, which is time-consuming and expensive.

     International Licensees. Outside the United States, we market and distribute our services through international licensees that are responsible for, among other things, procuring and installing the necessary ground infrastructure, obtaining the necessary regulatory and other approvals to provide our services in their designated regions and marketing and distributing our services in their designated regions. Like VARs, the international licensees develop software and hardware applications, establish pricing and provide customer support and billing services. During 1999, we executed six additional service license or similar agreements covering over 115 additional countries. Currently, we have a total of 18 agreements covering over 195 countries. Our international licensees include a European consortium led by Telespazio, S.p.A. and a Japanese consortium that includes Mitsui & Co. Ltd. and Kyushu Matsushita Electric Co. Ltd., also known as Panasonic. We are continuing to negotiate agreements with other potential international licensees to cover additional countries.

     Our relationship with each international licensee is governed by a service license or similar agreement. Subject to certain limitations, these agreements grant to the international licensee, among other things, the exclusive right to market services using our satellites in a designated geographic area and a limited right to use our proprietary technologies and intellectual property. International licensees generally are required to make our system available to VARs and their applications wherever they may have originated. This strategy allows applications to be quickly deployed on a global basis by any VAR that wishes to expand its market geographically from its original region to any other part of the world and allows it to do so on the same terms as resellers authorized by these international licensees.

     We select each international licensee primarily by evaluating its ability to market and distribute our services successfully and do so by examining the following qualities of each potential international licensee:

        - reputation in the marketplace;

        - existing distribution capabilities and infrastructure;

        - financial condition and other resources; and

        - ability to obtain the necessary regulatory and other approvals.

ADDRESSABLE MARKETS AND SERVICE OFFERINGS

     We have defined our "addressable market" as the aggregate of those market segments that possess a significant unsatisfied need for, and can afford the products and services provided by, LEO systems such as the ORBCOMM system, which systems operate in the frequencies below 1 GHz ("little LEO" systems). We have identified and are currently pursuing a number of industries and industry segments in which a demand exists for mobile asset tracking, fixed asset monitoring and messaging services. We view these industries and industry segments as our primary target market segments.

  MOBILE ASSET TRACKING

     Our system provides a regular and reliable means to track the location and report the status or condition of mobile assets around the world, enabling customers to reduce downtime, repair costs, theft and other losses, to improve service and to use transportation, heavy equipment and other assets more effectively. Primary applications currently include or are expected to include tracking and monitoring applications for:

     Trailers, Containers and Rail Cars. We estimate that the addressable market for trailer, container and rail car tracking services includes some segments of the trailer market, intermodal marine and land containers containing temperature-controlled or high-value cargo and rail cars used to transport temperature-controlled or high-value cargo.

        - Trailers. We believe that the addressable market for trailer tracking services includes:

         - non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization and operational efficiency;

         - trailers that carry high-value goods in the medium and small truck fleet segment; and

         - refrigerated trailers.

     Many trailers (both refrigerated and non-refrigerated) are currently being tracked by a system that relies on geostationary satellites and provides coverage for tethered trailer tracking only as it depends on a larger power source that requires the trailer to be attached to the tractor.

        - Containers. We estimate that the addressable market for intermodal marine and land container services includes refrigerated containers, containers carrying valuable items subject to theft (e.g., electronics) and general freight containers that need to be tracked for security and liability purposes. Currently, intermodal container transportation systems use manual and radio tag systems to record containers as they enter and leave distribution facilities. These systems therefore record only where the container has been, not where it is. Our services are capable of tracking the current location of the asset, as well as monitoring its status and the condition of its contents.

        - Rail Cars. We estimate that the addressable market for tracking rail cars includes rail cars used to transport high-value cargo, such as automobiles, refrigerated goods and paper rolls, or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs, therefore, share the same limitations as bar code systems because they record only where the rail car has been, not its current location, status or the condition of its contents. Our services are capable of tracking the current location of the rail car, as well as monitoring its status or the condition of its contents.

     Heavy Equipment. We estimate that the addressable market for heavy equipment includes equipment used in various large-scale construction, infrastructure and mining operations. Currently, heavy equipment and machine diagnostic information is collected manually and provided to equipment manufacturers and operators for warranty programs and maintenance operations. Our services enable equipment manufacturers, equipment lessors and operators to automatically collect diagnostic information from remote locations on a more timely and efficient basis.

     Automotive. We estimate that the addressable market for the automotive market includes luxury cars, taxis and special vehicles. We believe that the global remote coverage provided by our system will address private car owners' safety and security concerns. We also believe that certain vehicles operating in fleets in and out of remote areas in dispatch mode have similar safety and security concerns and would also value our system's coverage. This segment also includes taxis and special vehicles such as emergency response vehicles, regional police, buses, tow trucks, snowplows and road maintenance vehicles.

     Fishing Vessels and Barges. We believe that the use of little LEO systems such as our system will provide fishing vessel and barge operators with a cost-effective means of data communication. Fishing vessels usually remain at sea for extended periods and operate on extremely tight margins and therefore must focus on improving their efficiency while carefully controlling their operating costs. As a result, they need cost-effective communication systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. Commercial deep sea fishing vessels currently use either high-frequency radio or one of the Inmarsat services. High-frequency radio is not considered cost-effective and is considered difficult to use, while use of the Inmarsat system requires a considerable up-front investment of capital. Inmarsat is an international mobile satellite organization that provides maritime, aeronautical and land mobile voice and low-speed data services using the L-band spectrum. Commercial fishing vessels operating in U.S. coastal waters may also purchase service from American Mobile Satellite Corporation ("American Mobile") or use cellular telephone service, particularly in the Gulf of Mexico. Our system is capable of providing remote tracking and operational data to a central location from a fishing vessel anywhere in the world. Given the limitation of American Mobile's geographic coverage, our system may provide more efficient communication services for both deep sea and coastal fishing vessels.

     U.S. Government Assets. The U.S. military had previously been relying on manual record keeping to track assets. This process has recently been supplemented by distributed database systems communicating over lines owned and/or leased by the U.S. Department of Defense ("DoD"). One of the problems encountered by the U.S. military is that asset tracking is currently performed at the endpoints of the distribution chain. This means that a misdirected shipment can be located only by tracing forward from its most recent known location, and this can take weeks to accomplish. We believe our services can provide tracking on demand or on a scheduled basis for use by the U.S. military for the location of either assets or personnel. We are competing or expect to compete to provide little LEO services to the U.S. military, including in connection with programs that have already been announced by the U.S. government. For instance, DoD has a strategic plan, Joint Vision 2010, which comprises four fundamental strategic components. The ORBCOMM system's capabilities directly support the fundamental strategic component known as Focused Logistics (Supply Chain Management).

     In addition, we believe that our services could provide other U.S. government users with cost-effective solutions, low probability of intercept and detection and worldwide availability. We may elect to compete to provide global data services to other departments or agencies of the U.S. government. For instance, the U.S. Postal Service ("USPS") has an approximately $5 billion budget that will be allocated to a number of procurements to provide vehicle and container, pallet or small package tracking (and personal messaging) services to track all or a portion of the USPS' several hundred thousand vehicles, as well as the millions of pieces of mail processed daily by the USPS. Also, the DoD's Global Transportation Network and Joint Total Asset Visibility programs are collectively budgeted for over $450 million and are focused on the development of global personnel, aircraft and weapon systems tracking solutions.

  FIXED ASSET MONITORING

     Our system provides a means of collecting data from assets in multiple fixed locations around the world, allowing customers to monitor productivity, minimize downtime and realize other operational benefits. Our system can also control the functions of these assets, for example, by remotely operating valves and electrical switches, providing further operational, economic and competitive advantages. Primary applications currently include or are expected to include monitoring and control applications for:

     Oil and Gas Storage Tanks, Wells and Pipelines. We believe that the oil and gas storage tank monitoring market segment comprises tanks used, among other things, in crude oil production and in retail, wholesale and fleet motor fuel storage. We believe that our services could be used, among other things, to monitor tank levels and provide related tank management services, to assist in inventory management and to aid reporting and compliance efforts by tank operators. For the monitoring of wells in less remote areas, private radio systems based on very high frequency ("VHF") radio, multiple-address radio and microwave are currently being used to collect data. These systems have been installed primarily for other communication purposes; therefore, the incremental cost of monitoring storage tanks and wells is low. However, asset monitoring based on private radio systems is not cost-effective in locations where the system cannot be combined with other communication functions such as in the case of a stand-alone well.

     The oil and gas pipeline monitoring market segment consists of gas compressors, oil pumps, pipeline rectifiers (which measure pipeline corrosion), offshore platforms and pipeline valves. For remote and/or hard-to-read meters, manual monitoring systems are typically used, which require personnel to travel to the site to read the meter. We believe that we offer a cost-effective means of gathering data from meters located in remote locations. In addition to recording operations data, subscriber units could be programmed to operate pipelines, pumps, compressors and valves on a routine basis, as well as in the event of a leak or other emergency.

     Chemical Tanks. The chemical tank segment includes tanks that store industrial gases, fuels and hydrocarbon products, and specialty and intermediate chemicals used in chemical processing/distribution, mining and agriculture.

     We believe that our services can provide a communication link between a customer's tank and a chemical supplier that enhances vendor managed inventory programs. Key inventory data may be transmitted via satellite and received via an e-mail, facsimile or Internet Web page. As a result, the supplier can automatically receive alarm notification where there are low tank levels and is able to compile usage data that allows effective optimization of supply-chain logistics and ensures availability of raw material flow to customers. We believe that our tank telemetry can provide significant benefits over traditional telephone lines and radio networks, including lower installation and infrastructure costs and communication charges, especially in areas where land-line or cellular phone service is not available or reliable, or is too costly to install and/or maintain.

     Electric Utility Meters. Currently, wireless, wireline, cellular and paging systems, as well as traditional manual meter reading, are all being used to collect data from electric utility meters located in urban and suburban areas. Our system is capable of reading electric utility meters in rural, as well as urban and suburban areas, and transmitting data related to usage to a central location. In the future, subscriber units may be programmed to turn power on and off and identify unauthorized usage.

     Environmental Projects. We believe that the environmental monitoring market segment comprises numerous sites that monitor meteorological, hydrological and other environmental data such as rainfall, water levels and water quality. These sites are located in remote areas not served or inadequately served by wireline or terrestrial wireless communication systems. Based on discussions with VARs that target the environmental monitoring market, we believe that there are numerous sites globally that require water and air monitoring devices that measure substances such as bacteria, dissolved oxygen and concentrations of carbon monoxide and ozone, and that provide meteorological data on wind speed and barometric pressure.

  MESSAGING

     Our system is capable of providing two-way messaging/wireless e-mail communication services worldwide. We expect that our system will complement existing and planned wireline and terrestrial wireless communication systems by providing coverage in geographic areas where such services are not offered or by enhancing data applications currently being offered by such systems. Internationally, we believe that we will be able to offer services in developing countries or in remote regions where basic telephone service or data communication services are not available.

     Messaging customers include and are expected to include commercial and government customers that require a means of communicating with various locations such as their offices, dispatch centers or homes or that require the ability to send messages or position information. Some customers in this market segment currently have no cost-effective alternatives or rely on pagers, cellular phones or fleet dispatch systems, all of which can be expensive, unavailable or inconvenient in certain locations. Primary market segments include:

     Commercial. We believe the commercial messaging market includes both mobile and remote workers who frequently use terrestrial wireless communication in their jobs but require the extension of coverage that our system is able to provide. These workers spend a significant portion of their time away from an office and require a messaging service that is available in remote areas. The industries typically populated by these workers include the mining, construction, energy, forestry and utilities industries.

     U.S. Government. Today, numerous independent e-mail systems, including the Autodin system which sends messages between fixed terminals located throughout the world, provide messaging services to the U.S. military. We believe that our services would complement existing and other planned communication services to provide messaging to the military and other U.S. government departments and agencies. For instance, in addition to the potential for providing messaging solutions for the USPS, we are currently conducting pilot tests of certain personal messaging applications (including e-mail applications) for the Federal Emergency Management Agency and the U.S. Coast Guard. Also, the Defense Messaging System, a $1.5 billion project with an annual operating budget of $45 million, is designed to provide messaging for the DoD, NATO and certain civilian agencies. We believe that use of our system in connection with the Defense Messaging System implementation could offer users the ability to send and receive messages regardless of location. Over the long term, our services could provide a relatively low-cost means to extend the Defense Messaging System to remote areas that are out of reach of existing or planned communication services.

  FUTURE APPLICATIONS

     In addition to the addressable markets described above for data services, we believe that future target markets may include:

     U.S. Government. We believe that there are additional DoD programs that may use the services of little LEO systems such as ours. These programs include: the Commercial Satellite Communications Initiative, budgeted for $1.6 billion; the Global Command and Control System, budgeted for $500 million; the Combat Search and Rescue program to locate downed pilots, budgeted for $220 million; the Air Mobility Command and Control Information Processing System, budgeted for $210 million; the Mobile Satellite Service program, budgeted for $87 million; and the Joint Surveillance System, budgeted for $85 million. The fundamental shift in the DoD's strategy to focused logistics creates an environment requiring visibility of all materials movement. The budget for these programs is greater than $1 billion. The Army Wholesale Logistics Modernization Program alone is estimated to be a $1 billion program. In February 1999, the U.S. General

Services Administration awarded a satellite services contract to Hughes Global Services Inc., a reseller of our services. This indefinite delivery/indefinite quantity contract has a $100 million ceiling for which we could provide any or all of our fixed asset monitoring, mobile asset tracking and messaging services. There are also a number of civil government applications suitable for our services. The Post-FTS 2000 is a program to provide long-distance domestic and international wireless Internet access, data and e-mail to U.S. government civilian agencies. It is a ten-year contract with the potential to generate an estimated $300 to $400 million in revenues to service providers. The existing Post-FTS 2000 provides domestic long-distance calling service to the federal government only. The new contract for service includes wireless, mobile and international services. The U.S. Departments of State, Justice and Transportation are also developing wireless e-mail and messaging programs. In addition, we believe that each of the U.S. Air Force, the U.S. Coast Guard and the U.S. Navy is likely to initiate its own indefinite delivery/indefinite quantity procurement for satellite-based data communication services such as those we provide. We would expect to position ourselves to be competitive with respect to bidding for any such procurements.

     Foreign Governments. We believe we can provide selected foreign governments with cost-effective applications combining low probability of intercept and detection and worldwide availability. Potential defense applications include transmission of GPS-determined position data for maneuvering units and recovering downed pilots, transmission of data for air defense, fire support and asset tracking and tactical messaging. Potential civil government applications include wide-area secure communication, monitoring and control of natural resources and search and rescue functions.

     Home and Commercial Security Systems. In addition to security system monitoring, home security units could be used to remotely turn on or off alarms, lights or home appliances. Home security systems have historically relied on telephone lines for communication with central offices, but these lines can be intentionally disabled. Wireless systems, mostly based on cellular technologies, are now being adopted to eliminate this problem and ensure service quality. Our system is designed to support messaging to and from central security offices, both as a primary system and as a back-up to wired and wireless emergency communication with ambulances, police and other public safety personnel. For example, our system could supplement terrestrial wireless systems by providing primary communication with home security systems in remote, as opposed to urban, areas where terrestrial wireless services may be unavailable or expensive. While our current business plan does not include sales to the home security system market, we continue to assess this market and anticipate that we may in the future begin marketing and sales efforts in this area.

     Personal Messaging. We believe that the addressable market for messaging applications for consumers includes those consumers who are frequent hunters, hikers, campers or backpackers and boating enthusiasts who enjoy traveling a considerable distance outside the range of wireline and terrestrial wireless communication systems and whose boats are generally over 26 feet and have overnight accommodations suitable for extended travel.

     Recreational boaters typically use VHF radio and/or cellular telephone where terrestrial wireless communication systems are available. Some individuals rely on high-frequency radio and a very small number employ Inmarsat services and services provided by Globalstar, L.P. However, due to the significant limitations of these alternatives in terms of geographic coverage or expense, there are few viable communication alternatives currently available to back-country or boating enthusiasts. The primary market requirements of these customers are based on a concern for safety and the desire for a reliable, cost-effective, lightweight portable unit.

  APPLICATION SERVICE PLATFORM

     We provide a comprehensive set of data application services through our Dolphin Software Services ULC subsidiary, which was formed in 1998. During 1999, we continued to expand upon our development and marketing efforts in connection with our proprietary application service platform, which is capable of collecting raw data that is obtained from a customer's fixed or mobile assets, whether through the ORBCOMM system or through a terrestrial cellular network, and transforming such data into valuable information that can be easily accessed via the Internet. We believe that our application service platform will help accelerate the sale of ORBCOMM services by facilitating the integration of the data generated by the ORBCOMM system into a customer's existing IT system.

  MULTI-NETWORK SERVICES

     In 1999, we entered into an agreement with Aeris.net that allows both companies to resell the other's wireless data services. In addition, in 1999, we entered into agreements with BellSouth Wireless Data, L.P. and Rogers Cantel Inc. that allow us to resell wireless data services using their Mobitex national networks in the United States and Canada, respectively. We believe our system is highly complementary with these terrestrial networks. Our system is ideally suited to provide coverage in low-density areas while cellular and packet radio services are ideally suited to provide coverage in high-density areas. These combined service offerings are expected to provide coverage, reliability and cost-of-service advantages over any of the services alone. We are currently offering services incorporating the Aeris Microburst service and our satellite services. Testing and integration of the ORBCOMM satellite network with the BellSouth Wireless and Rogers Cantel Mobitex national networks is expected to begin shortly.

SYSTEM ARCHITECTURE

     Overview. Our system is a two-way system that supports communication to and from mobile or fixed subscriber units. In most applications, a message or other data is first generated by a subscriber unit. From that source, the data is transmitted to the nearest ORBCOMM satellite. The satellite downlinks the data to the selected gateway Earth station, which then transmits the data to the associated gateway control center. Within the gateway control center, the data is processed and transmitted to its ultimate destination. This destination may be to another subscriber unit, a pager, our application service platform, a corporate resource management system or any personal or business e-mail or Internet address. The message can be delivered in a variety of ways as desired by the customer. These include the Internet, public/private X.25 data networks, text-to-fax conversion or modems connected to a telephone network. If desired, an acknowledgment message is returned to the sender. To mitigate design and implementation risks and to control costs, our system architecture, where possible, makes use of existing, mature technologies and conforms to internationally accepted standards (e.g. X.400 messaging).

     Space Segment. To date, we have successfully launched 35 satellites into orbits between approximately 740 and 825 kilometers above the Earth, 33 of which are in commercial service. One of the two satellites launched in 1995 is no longer operational. Our distributed satellite system architecture, consisting of numerous satellites, is designed not only to provide global coverage but also to reduce potential risks associated with the loss or outage of one or more satellites. We expect our current satellite constellation to be in commercial service through at least 2006. We expect to launch replacement satellites periodically.

     The satellites are manufactured by Orbital, one of our partners. The satellites currently in-orbit (with the exception of the first two satellites launched in April 1995) were procured by us under our 1995 procurement agreement with Orbital. In 1999, we executed a second procurement agreement with Orbital, which has subsequently been amended, under which we will procure, at a minimum, 11 additional satellites, two satellite propulsion rings and two separate Pegasus(R) launch vehicles, at a total cost not to exceed $93 million. In addition, under the 1999 procurement agreement we have the option to procure up to three additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet milestones specified in the license granted by the U.S. Federal Communications Commission (the "FCC") on March 31, 1998 authorizing Orbital Communications to launch an additional 12 satellites, as well as for replenishment satellites and/or ground spares. We expect that the 1999 procurement agreement will enable us to add an equatorial plane to our constellation to enhance service in that region, to launch satellites more quickly should an in-orbit or launch failure occur and to replenish in-orbit satellites as necessary.

     The seven satellites planned to be launched in an equatorial orbit in the first quarter of 2001 will be launched using a Pegasus launch vehicle. The Pegasus launch vehicle, a cost-effective launcher with a relatively flexible launch schedule, is launched from beneath a modified Lockheed L-1011 owned by Orbital and is capable of deploying one or more satellites collectively weighing up to 1,000 pounds into low-Earth orbit. Orbital has conducted 28 Pegasus missions, with approximately a 90% success rate. All of our launches to date using the Pegasus launch vehicle have been successful.

     Our in-orbit satellites are equipped with a VHF or ultra high frequency ("UHF") communication payload capable of operation in the 137.0-150.05 MHz and the 400.075-400.125 MHz bands. The use of the spectrum is managed by an on-board computer that employs the ORBCOMM-pioneered Dynamic Channel Activity Assignment System ("DCAAS"). The DCAAS continuously scans the authorized spectrum, identifies frequencies in use by other users of the frequency band and assigns channels to minimize the possibility of interference. The DCAAS changes the frequency of the uplink random access channels every five seconds. It allows us to coexist with the current users of the VHF frequency band, limiting interference to acceptable levels.

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

     In connection with the deployment of our satellite system, we have experienced anomalies with respect to several of our satellites. These anomalies include reduced power levels on some satellites and the failure of other satellites to transmit data to subscriber units. While we have bypassed the data transmission anomaly and are offering commercial service via the affected satellites, the coverage footprint of these satellites is reduced. Also, implementation of the bypass requires that manufacturers modify certain subscriber unit models to enable them to work with the modified satellites. Similarly, we have demonstrated that the reduced power levels experienced by some of our satellites do not result in the inability of those satellites to offer commercial service.

     Ground and Control Segment. The ground and control segment consists of gateways strategically located throughout the world and of facilities to monitor and manage all network elements.

     The role of each gateway is to provide access to the space segment and to interface with public and private data networks including the Internet. The major elements of a gateway include:

        - one or more gateway Earth stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, and associated pedestal, controller and radio equipment; and

        - a gateway control center comprising:

         - a gateway message switching system, which processes the message traffic and provides the interconnection to the terrestrial networks; and

         - a management system, which manages the gateway elements.

     Each radome weighs approximately 3,300 pounds and is approximately 28 feet in diameter. Each gateway Earth station is unmanned, and contains a freestanding shelter and an optional fuel tank and power generator. The gateway satellite links have been designed to make use of single uplink and downlink channels for all of our satellites by using a Time Division Multiple Access ("TDMA") protocol. This protocol will permit several gateways to communicate simultaneously with a single satellite and vice versa. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from gateway Earth station to gateway Earth station under the centralized control of the gateway control center.

     Providing services using our system in a particular region requires an appropriately located gateway. Gateway Earth stations cover a roughly circular area with a radius of approximately 3,300 miles. All elements of the U.S. gateway are operational, including four gateway Earth stations located in New York, Arizona, Georgia and Washington and a gateway control center located in Virginia. The U.S. gateway is being used to serve the United States, Canada, Mexico, the north Caribbean region, Greenland and, for at least the near future, a portion of South America and the south Caribbean region. Gateway Earth stations located in Italy, Brazil, Argentina, Japan, Malaysia and Curacao have successfully completed acceptance testing. We expect that many international licensees will enter into agreements to share gateways. International licensees paid for and own each of the existing gateway Earth stations and gateway control centers located outside the United States, while we paid for and own the U.S. gateway. We have entered into and will continue to enter into agreements with international licensees to construct additional gateways outside the United States. We expect existing and future international licensees to bear the cost and implementation of future gateways, although generally the international licensees procure from us all of the hardware and software comprising the gateways.

     The core control segment of our system is housed at the network control center. The control segment includes a network management system, which monitors the status of all network elements, and a space vehicle management system. The existing network control center is equipped with back-up hardware and an automatic emergency generator to provide a backup for normal building power. Construction of a back-up network control center is substantially completed and we expect it to be fully operational by mid-2000. Through the U.S. gateway, managed from the network control center, we have access to the space segment for command and control purposes, although, consistent with the rules and regulations of the FCC, Orbital Communications, as holder of the FCC licenses for the ORBCOMM system, maintains ultimate control over the ORBCOMM system.

     Subscriber Segment. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some of which are designed to support specific applications, although even in the case of general purpose subscriber units, the configuration of these units may make them more or less suitable for specific applications. The subscriber unit models include or will include:

        - vehicular-powered subscriber units that could be used in asset tracking or vehicular operation monitoring;

        - externally powered subscriber units for fixed applications such as pipeline monitoring, remote device control or environmental monitoring; and

        - self-contained, battery- and/or solar-powered subscriber units that would support applications where commercial or other external power is not available, including trailer tracking, cargo monitoring or personal messaging.

     The subscriber units targeted for industrial applications are designed to interface with sensors or control devices, through an industry-standard serial interface using a proprietary communication protocol, developed to take advantage of the packet nature of the ORBCOMM system. They are usually enclosed in ruggedized packaging adapted to their intended environment. The subscriber units targeted for the messaging market will incorporate interfaces such as integrated keyboards or touch-sensitive screens. Additionally, while the satellites are designed to support Doppler position determination in the subscriber units, some subscriber unit models are also equipped with GPS receivers, permitting the user or application to determine the subscriber unit's location more quickly and accurately.

     To ensure the availability of subscriber units having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our subscriber unit manufacturers. We have entered into agreements with seven subscriber unit manufacturers: Panasonic (a member of the consortium that is the international licensee for Japan); Scientific-Atlanta, Inc. (also a VAR); Magellan Corporation, an affiliate of Orbital; Stellar Electronics Ltd.; QUAKE Wireless, Inc.; Telital, S.p.A.; and Satellite Smart Solutions Ltd. During 1999, we type-approved seven subscriber unit models for use with the ORBCOMM system, for a total of 13 type-approved subscriber unit models available for commercial use with the ORBCOMM system. Six subscriber unit manufacturers have commenced production of subscriber units that can be used for a variety of applications, including electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial truck, trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications, as well as personal messaging.

COMPETITION

     Competition in the communication industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use these advances to capture significant market share. At this time, our system is the only commercially operational little LEO system. We expect that potential competitors may include the following systems:

     Little LEO Systems. In addition to Orbital Communications, which holds the FCC licenses for the ORBCOMM system, four other entities have been licensed by the FCC to provide little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA") was licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. In addition, in 1998, the FCC's International Bureau granted licenses to Leo One Worldwide, Inc., Final Analysis Communication Services and E-SAT, Inc.

     Based on published reports, we do not believe that any of the other proposed little LEO systems will initiate commercial operation until at least late 2001. We believe that we hold a substantial advantage over these potential competitors by having already designed, constructed and launched a fully functional system, by having developed strong working relationships with key customers and VARs, by having acquired segment-specific and client-specific knowledge concerning application requirements, by having customized applications developed by our internal VARs and VARs for their customers, by having obtained FCC licenses for all elements of our system in the United States and by achieving, in large part, international coordination of our designated frequencies through the International Telecommunications Union ("ITU"). Over the next several years, we expect to obtain further advantages over these potential competitors by:

        - establishing de facto industry standards for hardware and software applications;

        - developing operational expertise;

        - launching additional satellites;

        - continuing to develop our existing internal VARs;

        - signing reseller agreements and service license and similar agreements with additional entities; and

        - signing agreements with additional subscriber unit manufacturers.

     Geostationary Orbit-Based Systems. In addition, we believe that we compete in some of our market segments with existing operators and users of some geostationary ("GEO") systems, such as American Mobile and QUALCOMM Incorporated, and companies providing services using the Inmarsat system. American Mobile offers SKYCELL mobile data services, both satellite only and "dual-mode" (i.e., satellite and terrestrial), through a packet data network that can reach both densely populated urban areas and sparsely populated rural areas. QUALCOMM designs, manufactures, distributes and operates the OmniTRACS(R) Communications System, a satellite-based, two-way mobile communication and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed-site customers using certain GEO satellites. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. We believe that our system has certain advantages over these other systems including worldwide coverage and, in most cases, lower power requirements and lower equipment costs.

     Terrestrial Systems. While our system is not intended to compete in general with existing and planned terrestrial communication systems, in some of our market segments we believe we compete with some of these systems including the systems operated by HighwayMaster and Terion, Inc. HighwayMaster and Terion both operate wireless enhanced services networks that provide integrated voice, data, tracking and fleet management information services to trucking fleets and other operators in the long-haul segment of the transportation industry. The terrestrial wireless systems operated by American Mobile and BellSouth Wireless are capable of providing geographically limited data communication services to a variety of end-users. SkyTel provides messaging services in cities in the United States and is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. The architecture of these systems may provide some advantages relative to our system, including in-building penetration. Because of the inherent coverage limitations of terrestrial communication systems, we believe that our system will also complement these systems, which provide cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers. These systems generally do not have sufficient coverage outside metropolitan areas and major highways, making them less attractive to some market segments. We believe that our system presents an attractive complement to tower-based services because it can provide a geographic "gap-filler" service at affordable costs without the need for additional infrastructure investment. As such, we have entered into a reciprocal reseller agreement with Aeris.net that permits both companies to resell services offered by the other. We have also entered into reseller agreements with BellSouth Wireless and Rogers Cantel allowing us to resell their services. The value of our geographic gap-filler services may decline, however, as terrestrial communication systems expand their coverage.

     Big LEO and Medium-Earth Orbit Systems. The big LEO systems (operating in the frequencies above 1 GHz) and medium-Earth orbit systems are expected to provide real-time, uninterrupted service. These systems are designed primarily to provide two-way voice services and consequently require larger, more complex satellites than our satellites and larger satellite systems. As a result, the cost of the big LEO and medium-Earth orbit systems is significantly greater than the cost of our system. However, the marginal cost on a per-message basis of providing services similar to those we offer could be relatively low for a big LEO or medium-Earth orbit system that is unable to sell its capacity for voice services. Nevertheless, their technical complexity and the relatively high frequencies at which they operate are expected to translate into subscriber units that are more expensive to produce than ours.

     The following are some big LEO and medium-Earth orbit systems:

        - Globalstar, L.P. initiated commercial service in late 1999 to provide voice and other communication services at usage charges of approximately $0.35 to $0.55 wholesale per minute for voice services. Globalstar's total system cost (excluding marketing costs) based on a 48-satellite constellation is expected to be approximately $2.7 billion. In February 2000, Globalstar announced plans to offer packet data services beginning in the fourth quarter of 2000.

        - ICO Global Communications (Holdings) Ltd. anticipates initiating commercial service based on a satellite system of ten medium-Earth orbit satellites. ICO's total system cost (excluding marketing costs) is expected to be approximately $3.5 billion. ICO filed for bankruptcy in 1999. In October 1999, Craig McCaw of Eagle River Investments LLC agreed to invest or raise $1.2 billion for ICO, which averted ICO's potential liquidation.

        - Iridium LLC initiated commercial service in November 1998 to provide voice and other communication services at usage charges of approximately $1.59 to $7.00 per minute plus tail charges (land-line extension charges). Iridium's total system cost (excluding marketing costs) based on a 66-satellite system has exceeded $4 billion. Iridium filed for bankruptcy in 1999. Iridium has petitioned the bankruptcy court to allow Iridium to de-orbit its system, wind down its operations and liquidate its business.

     We may also face competition in the future from companies using new technologies and new satellite systems. Any number of these new technologies, even if they are not ultimately successful, could negatively affect us. Additionally, our business could be adversely affected if competitors begin or expand their operations or if existing or new communication service providers penetrate our target markets.

REGULATION

  U.S. FCC Regulation

     Regulation of NVNG Systems. All commercial non-voice, non-geosynchronous ("NVNG") satellite, or little LEO, systems in the United States such as our system fall under the regulatory authority of the FCC, which is the U.S. government agency with jurisdiction over commercial uses of the radio spectrum. Little

LEO systems must obtain authorization from the FCC to launch and operate their satellites to provide services in assigned spectrum segments.

     The FCC both allocates spectrum to particular uses or services and licenses particular companies to operate in these frequencies. In January 1993, the FCC allocated spectrum segments for NVNG mobile satellite services ("MSS") and issued a Notice of Proposed Rulemaking to govern the NVNG licensing process. In October 1993, the FCC formally adopted its licensing and service rules for NVNG systems (the "NVNG Order"). The NVNG Order imposes limits on subscriber units operating in the band 148.0-149.9 MHz. Subscriber units are limited to transmitting no more than one percent of the time during any 15-minute period and no transmission may exceed 450 milliseconds. We believe that we provide our services within these limitations.

     First Processing Round; Original FCC License. On February 28, 1990, Orbital Communications filed an application with the FCC for a little LEO system. Thereafter, Starsys Global Positioning, Inc. and VITA each filed a little LEO system application. The FCC considered these applications together in a single processing round.

     On October 24, 1994, the FCC granted Orbital Communications a license to construct, launch and operate 36 LEO satellites, in four inclined and two near-polar orbital planes, to provide two-way data communication and position determination services. In 1995, the FCC granted Orbital Communications licenses to operate four gateway Earth stations and to deploy up to 200,000 subscriber units in the continental United States.

     The frequency bands in which the ORBCOMM system is authorized to operate are as follows:


Uplink:        148.0 -- 149.9 MHz
Downlink:      137.0 -- 138.0 MHz and 400.075 -- 400.125 MHz

     The original FCC license authorizes Orbital Communications to offer service as a private carrier. The original FCC license has a term of ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 1995. To ensure that a licensee actually uses the spectrum that has been licensed to it, the FCC imposed deadlines for initiating and completing construction and launch of the licensee's satellite system. The milestone requirements of the original FCC license require that Orbital Communications launch:

        - its first two satellites by December 1998; and

        - its remaining 34 authorized satellites by December 2000.

     Orbital Communications met the first milestone by virtue of the launch of our first two satellites, FM1 and FM2, in April 1995. We also launched 26 satellites in late 1997 and during 1998 and seven satellites in December 1999. Orbital Communications has applied for a modification of the original FCC License to use fewer satellites (at a higher elevation) in an equatorial orbit. As a result of this modification request, we expect the December 2000 milestone to be decreased from 36 satellites to 35 satellites. If this request is granted, Orbital Communications will have met the second milestone with the launch of seven satellites in December 1999. In addition, Orbital Communications is required to apply for a license renewal three years before the expiration of the original FCC license.

     To facilitate sharing of the spectrum bands between Orbital Communications and Starsys, the parties agreed to technical limitations on their respective operations. These limitations include Orbital Communications agreeing to use channels at the edges of the 137.0-138.0 band, or agreeing to shut down the channels located near the center of the band when Orbital Communications' and Starsys' satellites are aligned. Starsys agreed to limit the number and location of its gateways, and also agreed to use narrow beamwidth antennas to minimize the time during which the two systems' satellites will be aligned. Although Starsys returned its license to the FCC, under new rules that took effect on January 2, 1998, the FCC authorized E-SAT to operate in the spectrum previously licensed to Starsys consistent with the provisions of Starsys' first processing round authorization. Thus, these operating restrictions remain in effect to facilitate sharing of this band between Orbital Communications and E-SAT.

     Second Processing Round; Supplemental FCC License. On November 16, 1994, the FCC closed the application filing period for a second processing round for NVNG applications. Eight applicants, including Orbital Communications, initially filed applications in the second processing round; however, three of these applicants later dropped out of the processing round. The FCC's International Bureau, acting on delegated authority, granted Leo One's application for a 48-satellite little LEO System on February 13, 1998, and granted the second-round applications of Orbital Communications, Final Analysis, E-SAT and VITA on March 31, 1998. Orbital Communications has filed applications for review of the International Bureau's orders granting licenses to Leo One and Final Analysis.

     The March 31, 1998 license permits Orbital Communications, among other things, to launch an additional 12 LEO satellites. The term of this supplemental FCC license is ten years from the operational date of the first ORBCOMM satellite, which was in April 1995. The supplemental FCC license contains the following milestone requirements:

        - that Orbital Communications begin constructing the first two of these additional 12 satellites by March 1999 and the remaining ten satellites no later than March 2001; and

        - that Orbital Communications launch the first two of these additional 12 satellites by September 2002 and the remaining ten satellites by March 2004.

     Orbital Communications has met the first milestone requirement, as we executed the 1999 procurement agreement with Orbital to construct additional satellites. Failure of Orbital Communications to meet these milestones will render the supplemental FCC license null and void, unless the FCC grants an extension of these milestones. In addition, Orbital Communications is required to apply for a license renewal three years before the supplemental FCC license expires.

     The supplemental FCC license will also enable Orbital Communications to refine the design of the ORBCOMM system by permitting:

        - the ORBCOMM system to use fewer, potentially higher, data rate customer downlink channels;

        - a change in the orbital altitude of the ORBCOMM satellites in the non-high-inclination planes from 775 kilometers to approximately 825 kilometers above Earth; and

        - the launch of one plane of the high-inclination satellites to 108(degrees) inclination instead of 70(degrees) inclination.

     Launch of the additional 12 satellites authorized by the supplemental FCC license would provide additional capacity, better high latitude coverage and greater in-orbit redundancy for the ORBCOMM system. In addition, we believe that the grant of the supplemental FCC license will facilitate coordination with Russia and France. See "-- International Regulation -- ITU Coordination."

     Finally, the supplemental FCC license provided Orbital Communications a secondary right to use a portion of the 149.9-150.0 MHz band for its feeder links. This right is contingent on Final Analysis moving its feeder link to another location, which it has indicated it desires to do. However, before Final Analysis can move its feeder link, the ITU needs to make available additional spectrum for the MSS, which is not likely to happen until at least 2001, if at all. See "-- International Regulation -- ITU Spectrum Allocations."

     Additional Domestic Regulatory Activities. On July 17, 1998, the FCC granted a modification request filed by Orbital Communications. The modification permits Orbital Communications to launch eight of its authorized satellites in an equatorial orbit rather than a 45(degrees) orbit and to increase the spacing between the other three planes of satellites.

     On March 18, 1999, Orbital Communications filed an additional request to modify its equatorial plane of satellites by increasing the altitude of this plane of satellites from 825 kilometers to 1,000 kilometers and reducing the number of satellites in the equatorial plane from eight to seven (thus reducing the December 2000 milestone from 36 satellites to 35 satellites and reducing the total number of authorized satellites in the constellation from 48 to 47). Subsequently, Orbital Communications amended this application to reduce the altitude of this plane of satellites from the previously requested 1,000 kilometers to 975 kilometers. In addition, on September 27, 1999, Orbital Communications filed a request to modify its satellite constellation design to implement a fourth 45(degrees) inclined plane, and to space the four inclined planes 90(degrees) apart. The seven satellites in this fourth plane, in addition to one other satellite for this plane that we plan to launch subsequently, would be shifted from the satellites authorized for the high inclination planes, so that the total number of authorized satellites would remain at 47 under the modified constellation. These modification requests are currently pending.

  International Regulation

     ITU Spectrum Allocations. The International Table of Frequency Allocations identifies radio frequency segments that have been designated for specific radio services by the member nations of the ITU. The International Table is revised periodically at the World Radiocommunication Conferences, or WRCs. Between WRCs, the member nations of the ITU, in connection with private industry, prepare and propose recommendations for international allocations to be considered at the next WRC. Preparatory analyses and recommendations are considered in appropriate technical study groups for specific topics. In this way, the countries of the world coordinate their respective spectrum allocations.

     Little LEO systems require use of radio spectrum on a global basis to reach their full commercial potential. At the 1992 World Administrative Radio Conference, or WARC-92, the precursor to the WRCs, with the sponsorship of the U.S. government and a number of other key administrations, major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz were allocated on a global basis to little LEO systems. The specific frequency allocations for uplink and downlink operations included the following:

        Uplink:        148.0 -- 149.9 MHz (1.9 MHz on a primary basis)
        Downlink:      137.0 -- 138.0 (675 kHz on a primary basis; 325 kHz on a
                         secondary basis)
                       400.15 -- 401.00 MHz (850 kHz on a primary basis)

     The band 400.075-400.125 MHz licensed for use by our system was allocated previously on a global basis to Time and Frequency Standard service and, therefore, was not subject to consideration at WARC-92. Orbital Communications' planned use of this bandwidth complies with the regulations governing its use. In addition, the procedures for "coordinating" little LEO services with other registered users of the band were established at WARC-92.

     ITU Coordination. The United States, on behalf of Orbital Communications, is required to coordinate the frequencies used by our system through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other NVNG satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies Orbital Communications that the coordination process has been successfully completed.

     The FCC, on behalf of Orbital Communications, notified the ITU that the ORBCOMM system was placed in service in April 1995 and has operated without complaint of interference since that time. The FCC also informed the ITU that Orbital Communications has successfully completed its coordination with all other administrations except Russia and France. Since that time, the United States has successfully coordinated our system with Russia with the exception of two downlink channels that operate on co-frequencies with the Russian Meteor system. We will not need these two downlink channels immediately, but we will need them when any additional high-inclination plane satellites are launched. Discussions are continuing directly with the operator of the Russian Meteor system under the terms of the U.S.-Russian coordination agreement, and we currently expect this coordination to be completed later this year. The United States has successfully coordinated our system with a French government system that is currently in operation. However, the United States has not completed coordination of our system with the French commercial little LEO system S80-1, which is currently planned to be launched in November 2000. We currently expect that coordination with respect to S80-1 will be completed before the planned launch of this system.

     The FCC has modified Orbital Communications' ITU documentation to include the proposed launch of the 12 additional satellites for which Orbital Communications has been licensed. We do not expect this modification to affect coordination of our satellite constellation. Satellite systems subsequent to our system must coordinate with Orbital Communications to protect our system from interference.

     ITU coordination is also required for the uplink channels required by the ground segment of our system, but is the responsibility of the international licensees, or their designees through their respective national administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one governmental authority. For example, two of the four U.S. gateway Earth stations have a coordination distance that extends into Canada, and thus required U.S. coordination with Canada before ITU notification or registration.

     At the 1995 WRC, France proposed a reduction in the threshold beyond which coordination with terrestrial services would be required. This would entail additional coordination for MSS systems. France raised this proposal again at the 1997 WRC. This proposed change was not adopted at either the 1995 or 1997 WRCs, but we cannot assure you that it will not be proposed and adopted at the next WRC scheduled for 2000, or that, if adopted, additional coordination requirements would not be imposed on our system, to the extent that Orbital Communications may not have completed the ITU coordination process.

     Coordination with Intelsat and Inmarsat. Under the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. Orbital Communications was notified in March 1995 that this coordination with Intelsat had been successfully completed for a 36-satellite system. Further coordination will be required for the 12 satellites licensed under the supplemental FCC license. Orbital Communications anticipates that it will successfully complete coordination with Intelsat for these satellites, although it also expects this coordination requirement to disappear with the expected privatization of Intelsat, which privatization is now targeted for completion in April 2001.

     The Inmarsat treaty similarly required both technical and economic harm coordination. Orbital Communications was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat for a satellite system. The privatization of Inmarsat in July 1999 appears to have eliminated this specific Inmarsat coordination requirement, although it remains a condition in the Orbital Communications license, which pre-dated the Inmarsat privatization. Nevertheless, as with the Intelsat coordination, Orbital Communications anticipates that there will be no problem completing the technical coordination with Inmarsat with respect to the 12 satellites licensed under the supplemental FCC license, because the two satellite systems operate in different frequency bands.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer our services in countries outside the United States resides with the various international licensees or their designees. In all cases, the proposed international licensees are private companies, reflecting the expectation that our system will generally be licensed as a value-added service rather than as a regulated basic service. International licensees and proposed international licensees have had and continue to be in discussions with regulators in certain major target countries.

     The process for obtaining regulatory approval in foreign countries generally conforms to the following outline. The international licensee or its designee requests regulatory approval from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining these local regulatory approvals normally requires, among other things, that the international licensee demonstrate the absence of interference with other authorized users of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in other countries, may require reassignment of some existing users. The national regulatory authority will be required to associate with the Orbital Communications ITU submission, reflecting the fact that the terrestrial facilities licensed by that regulatory authority will communicate with the ORBCOMM satellites. The national regulatory authority also will be required to submit so-called Appendix 3 information to the ITU to coordinate and protect gateway Earth stations located in the territory or region from interference by other ground systems in neighboring countries.

     To date, we have executed 18 agreements with international licensees. Our licensees have secured licenses in 41 countries, 30 of which grant full commercial authority to provide our services in such country, including Mexico, Canada, Japan, Germany, the United Kingdom, Brazil, Venezuela, Argentina, Morocco and Malaysia. We provide technical and regulatory assistance to our international licensees in pursuing such operating authority. The assistance we provide includes actual in-country demonstrations that our system can share use of the allocated spectrum with existing users while neither causing harmful interference nor constraining operations and growth of those systems. While international licensees have been selected, in part, based upon their perceived qualifications to obtain the requisite foreign regulatory approvals, we cannot assure you that they will be successful in doing so. If they are not successful, our services will not be available in those countries. In addition, the continued operations of the international licensees may be subject to other regulatory requirements or regulatory or other changes in each foreign jurisdiction.

EMPLOYEES

     As of March 15, 2000, we had 432 full-time employees. None of our employees is unionized. Our management considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     We currently lease approximately 67,500 square feet of office space at two locations in Herndon, Virginia. We also lease approximately 18,500 square feet of office space in Dulles, Virginia from Orbital and approximately 31,500 square feet of additional space at various sites in Virginia and Maryland for, among other purposes, self-storage and to house the back-up network control center. In the second quarter of 2000, we plan to sub-lease from Orbital approximately 92,000 square feet of additional office space in Dulles, Virginia, at which time we intend to sub-lease a portion of the office space we currently lease in Herndon, Virginia. We currently operate four gateway Earth stations. We own the properties on which the St. Johns, Arizona and Arcade, New York gateway Earth stations are located and lease, under long-term lease agreements, the properties on which the Ocilla, Georgia and East Wenatchee, Washington gateway Earth stations are located.

ITEM 3.  LEGAL PROCEEDINGS

     On December 18, 1998, ORBCOMM International terminated for non-performance its service license agreements with SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd., which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC, the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action claiming that the termination of these agreements was unjustified. The suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by ORBCOMM International, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. On December 15, 1999, the Second Circuit summarily affirmed the district court's May 27, 1999 ruling. On January 28, 2000, we filed a motion for summary judgment, which motion is currently pending. In management's opinion, the final resolution of this matter will not have a material adverse effect on ORBCOMM's or ORBCOMM International's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     We are a Delaware limited partnership whose partnership interests were owned as of March 15, 2000 approximately 66% by Teleglobe Mobile and 34% by Orbital Communications. There is no public trading market for any class of our common equity. To date, we have not paid cash dividends to either Teleglobe Mobile or Orbital Communications, and we do not intend to do so in the near future.

     There are no distributions required to be made to our partners other than a minimum annual distribution required by our partnership agreement in the amount of (a) 40%, multiplied by (b) an amount equal to the lesser of (i) such partners distributive share of our taxable income for the preceding year and (ii) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since our inception. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among us, ORBCOMM Global Capital, certain affiliate guarantors and HSBC Bank USA, as trustee, governing the $170,000,000 14% Senior Notes due 2004 with Revenue Participation Interest (the "Notes"), no additional cash distributions are permitted to be made to our partners other than those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is our selected statements of operations data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 and our selected balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999, which in each case come from our audited financial statements. You should read the selected financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this report. SINCE, PRIOR TO THE JANUARY 2000 MERGER, WE ACCOUNTED FOR OUR OWNERSHIP IN BOTH ORBCOMM USA AND ORBCOMM INTERNATIONAL USING THE EQUITY METHOD OF ACCOUNTING, YOU SHOULD ALSO READ THE FINANCIAL STATEMENTS OF ORBCOMM USA AND ORBCOMM INTERNATIONAL AND THE NOTES THERETO LOCATED ELSEWHERE IN THIS REPORT.

                                                           YEARS ENDED DECEMBER 31,
                                                                (IN THOUSANDS)
                                              ---------------------------------------------------
                                              1995       1996       1997       1998       1999
                                              -----    --------   --------   --------   ---------
STATEMENTS OF OPERATIONS DATA:
Total revenues..............................  $ 900(1) $    420   $    527   $  1,262   $   2,772
                                              -----    --------   --------   --------   ---------
Cost of sales...............................      0         268        517      1,242       3,186
Engineering expenses........................      0(2)    5,453      8,160     17,007      25,492
Marketing, administrative and other
  expenses..................................     50       6,933     12,070     34,961      43,051
                                              -----    --------   --------   --------   ---------
Income (loss) from operations before
  depreciation and amortization.............    850     (12,234)   (20,220)   (51,948)    (68,957)
Depreciation and goodwill amortization......      0       6,198      7,348     11,048      47,077
                                              -----    --------   --------   --------   ---------
Income (loss) from operations...............    850     (18,432)   (27,568)   (62,996)   (116,034)
Interest income.............................     59       3,861      5,378        914         335
Interest expense and other financial
  charges(3)................................      0        (307)      (833)    (2,814)    (25,866)
Equity in net losses of affiliates(4).......   (854)     (4,602)    (8,413)    (4,732)     (2,983)
                                              -----    --------   --------   --------   ---------
Net income (loss)...........................  $  55    $(19,480)  $(31,436)  $(69,628)  $(144,548)
                                              =====    ========   ========   ========   =========

                                                               AS OF DECEMBER 31,
                                                                 (IN THOUSANDS)
                                               ---------------------------------------------------
                                                 1995       1996      1997       1998       1999
                                               --------   --------   -------   --------   --------
BALANCE SHEET DATA
Cash, cash equivalents and investments.......  $  1,785   $153,482   $38,862   $  4,189   $  8,722
ORBCOMM system and other fixed assets,
  net(5).....................................   106,990    170,034   263,379    327,946    346,042
Total assets.................................   109,030    329,509   316,969    346,634    389,812
Total long-term debt.........................     4,174    173,269   172,277    171,190    170,000
Partners' capital............................    94,601    137,942   106,418    104,790     90,749

------------------------------
(1) Represents a non-refundable fee received from a potential international licensee.

(2) Prior to 1996, we capitalized all engineering expenses as part of the total costs of the ORBCOMM system.

(3) Prior to the November 1998 launch of full commercial service in the United States and Canada, we capitalized substantially all interest expense as part of the total costs of the ORBCOMM system.

(4) Prior to the January 2000 Merger, we accounted for our investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting. We also account for our investments in ORBCOMM Middle East & Central Asia Ltd. and ORBCOMM Japan Limited using the equity method of accounting.

(5) Represents the aggregate costs incurred to design, construct and launch our satellite system, to design and construct the related U.S. ground segment and also represents capitalized launch insurance and other fixed assets, net of accumulated depreciation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Teleglobe, acting through Teleglobe Mobile, and Orbital, acting through Orbital Communications, formed ORBCOMM. At that time, Teleglobe Mobile and Orbital Communications each acquired general and limited partnership interests with a 50% participation interest in us and as of December 31, 1999, each continued to own a 50% participation interest in us. Effective January 1, 2000, Teleglobe Mobile became our sole general partner and as of March 15, 2000, Teleglobe Mobile and Orbital Communications owned approximately a 66% and a 34% partnership interest in us, respectively.

     Concurrently with our formation, Orbital Communications and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA and ORBCOMM International, each of which had the exclusive right to market our services in the United States and internationally, respectively. As of December 31, 1999, we held general and limited partnership interests with a 98% participation interest in each of ORBCOMM USA and ORBCOMM International, while Orbital Communications and Teleglobe Mobile held the remaining 2% participation interest in ORBCOMM USA and ORBCOMM International, respectively. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to us its 2% interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and we assumed their business operations.

     Orbital Communications retains control over the licenses granted to it by the FCC. Orbital Communications agreed to file an application with the FCC to transfer the FCC Licenses to us once an aggregate of $75 million in capital contributions or similar equity investments has been made to us by any entity after January 1, 2000.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our audited consolidated financial statements include the accounts of ORBCOMM and the accounts of our direct and indirect wholly owned subsidiaries, including ORBCOMM Global Capital. ORBCOMM Global Capital was formed in July 1996 to act as a co-issuer with us in connection with the offering of the Notes. ORBCOMM Global Capital has nominal assets and does not conduct any operations.

     Since, as of December 31, 1999, Orbital Communications and Teleglobe Mobile had effective control over ORBCOMM USA and ORBCOMM International, respectively, we accounted for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. Accordingly, we have not consolidated either ORBCOMM USA or ORBCOMM International and therefore have not reported in our consolidated financial statements either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International has been recorded under the caption "Equity in net losses of affiliates" in our consolidated financial statements. Correspondingly, our investment in each of ORBCOMM USA and ORBCOMM International has been carried at cost, and has been subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates."

     We have minority interests in several international licensees and a third party. For those investments in which we own at least a 20% interest, we account for our investment using the equity method of accounting. For those investments in which we own less than a 20% interest, we account for our investment using the cost method of accounting.

     We ceased being a development stage enterprise in the fourth quarter of 1999.

ROLL-OUT OF OUR SERVICES

     We offer our commercial customers turnkey solutions, enabling them to monitor and control via the Internet their fixed and mobile assets located around the world. In November 1998, we commenced full commercial service in the United States and Canada and we have since launched commercial service in Europe, Japan, South America and Malaysia.

REVENUES

     We generate revenues through three principal sources: (1) VARs; (2) internal VARs; and (3) international licensees. Domestically, we generate service revenues from the direct sale of satellite access and usage to VARs, which sales are primarily for resale to customers. In the United States, pricing to our VARs for satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing to our VARs generally is based on a structure that incorporates, among other things, an initial activation charge and a recurring monthly charge for access to, and usage of, our system. During 2000, we intend to implement usage fees based on designated "bands" or levels of usage. It is likely that multiple pricing alternatives will eventually be offered in the United States including usage-sensitive billing, peak/off-peak, priority messaging, volume discounts and annual contract commitment options. The prices charged by the VARs to their customers are set by the VARs and are largely outside our control.

     The pricing of services provided by our internal VARs to their customers is generally based on a pricing structure similar to the VAR pricing structure described above. The internal VARs generate additional revenues for us from the sale of value-added software, hardware and services to their customers.

     In addition to service revenues, we also generate revenues from the sale of subscriber units. We have type-approved 13 subscriber unit models from five manufacturers for use with our system, all of which are commercially available. Our customers may order units directly from the manufacturers. In addition, we have entered into agreements and may enter into additional agreements in the future to purchase subscriber units for resale. We expect to sell these subscriber units at prices approximately equal to or greater than our cost, although we cannot assure you that we will be able to do so. We believe that as more subscriber units become commercially available and as the overall production volume for subscriber units increases, the price for subscriber units will decline.

     Internationally, we generate revenues through license fees paid by, and the sale of gateways to, international licensees. In addition, all international licensees in commercial service pay a monthly satellite usage fee based on a percentage of gross revenues. In the future, we expect to be able to charge the international licensees a monthly satellite usage fee based on the greater of a percentage of gross revenues and a data throughput fee. International licensees' gross revenues are based on a pricing structure similar to the prices charged to VARs, which includes an activation charge and a recurring monthly charge based on access to, and use of, our system. On execution of a service license or similar agreement with us, international licensees purchase a gateway or gateway components from us under a gateway procurement contract or arrange to share a gateway with an international licensee that is in close proximity. Cash received under a gateway procurement contract is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service licenses or similar agreements are generally accounted for as deferred revenues and recognized over the term of the agreements.

OPERATING EXPENSES

     Satellite-based communication systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. In November 1998, we commenced full commercial service in the United States and Canada and we commenced depreciation of our satellite system. Additionally, we continually incur:

        - engineering expenses related to the development and operation of our system;

        - marketing expenses related to the marketing of our services; and

        - administrative and other expenses related to the operation of our system.

     We have also incurred expenses related to the development of internal VARs, which are included in our marketing, administrative and other expenses. We anticipate that our expenses related to the continued development and operation of the internal VARs, including the development of applications for customers, will increase substantially as we expand the marketing and distribution efforts of the internal VARs.

RESULTS OF OPERATIONS -- ORBCOMM

     We have generated substantial negative cash flows to date. Our activities have focused primarily on the:

        - design, construction and launch of satellites;

        - design and construction of associated ground network and operating systems (including associated software);

        - establishment of contractual agreements with VARs and international licensees;

        - acquisition of U.S. regulatory approvals for the operation of the ORBCOMM system;

        - development of subscriber unit manufacturing sources;

        - development of internal VARs;

        - development of customer software and hardware applications; and

        - marketing and sales activities associated with our commercial operations.

     Revenues. Services and product sales of $2.8 million, $1.3 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, relate primarily to the sale of subscriber units by us to both ORBCOMM USA and ORBCOMM International, which units in turn are sold to customers.

     Cost of product sales. Cost of product sales was $3.2 million, $1.2 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cost of product sales consists of the cost of the subscriber units sold by us to both ORBCOMM USA and ORBCOMM International.

     Engineering expenses. We incurred $25.5 million, $17.0 million and $8.2 million in ORBCOMM system engineering expenses for the years ended December 31, 1999, 1998 and 1997, respectively. We are capitalizing a portion of engineering direct labor costs that relate to hardware and system design and development and coding of the software products that enhance the operation of the ORBCOMM system. Engineering expenses, which consist primarily of salaries and employee-related expenses, were higher year-over-year due in substantial part to a lower capitalization of engineering expenses and a greater number of employees.

     Marketing, administrative and other expenses. We incurred $43.1 million, $35.0 million and $12.1 million of marketing, administrative and other expenses for the years ended December 31, 1999, 1998 and 1997, respectively. These expenses for the year ended December 31, 1998 include approximately $2.2 million we expensed in the third quarter of 1998 relating to the proposed initial public offering of securities of an affiliate of ours, which offering was not consummated. Marketing, administrative and other expenses were higher year-over-year due in substantial part to increased costs relating to a greater number of employees.

     Depreciation. We incurred $47.0 million, $11.0 million and $7.3 million in depreciation expense for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense increased in 1999 as a result of the November 1998 launch of full commercial service of the ORBCOMM system in the United States and Canada, at which time we commenced depreciation of our current satellite system.

     Interest income. We recognized $0.3 million, $0.9 million and $5.4 million of interest income for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income consists of interest earned on the invested portion of the net proceeds of the Notes and the investment of unused capital contributions from our partners. Interest income was lower in 1999 and 1998 versus 1997 primarily due to the use of the proceeds of the Notes to fund our operations.

     Interest expense and other financial charges. We incurred $25.9 million, $2.8 million and $0.8 million of interest expense and other financial charges for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense primarily consists of interest on the Notes. Interest expense increased in 1999 as a result of the November 1998 launch of full commercial service of the ORBCOMM system in the United States and Canada, at which time we stopped capitalizing interest expense related to the ORBCOMM system.

     Equity in net losses of affiliates. We recognized $3.0 million, $4.7 million and $8.4 million of equity in net losses of affiliates of which $1.8 million, $4.7 million and $8.4 million, respectively, represent our proportionate share of ORBCOMM USA's net losses and ORBCOMM International's net income (losses). Equity in net losses of these affiliates decreased year-over-year because ORBCOMM International generated improved results year-over-year. Please refer to the Results of Operations of ORBCOMM USA and ORBCOMM International below for additional information. In addition, we recognized $1.2 million as equity in net losses of ORBCOMM Japan Limited, our international licensee for Japan, and ORBCOMM Middle East & Central Asia Ltd. ("OMECA"), our international licensee for the Middle East and central Asia, for the year ended December 31, 1999 (none for the previous years). In 1999, our equity interest in ORBCOMM Japan increased to approximately 32%. With the purchase of this additional ownership interest, we now account for our investment in ORBCOMM Japan using the equity method of accounting whereas, prior to 1999, we were using the cost method of accounting. In September 1999, we made our initial investment in OMECA and have a 20% interest in that company. We account for our investment in OMECA using the equity method of accounting.

RESULTS OF OPERATIONS -- ORBCOMM USA

     Revenues. ORBCOMM USA recognized $2.1 million, $0.8 million and $0.2 million of revenues relating to the provision of products and services for the years ended December 31, 1999, 1998 and 1997, respectively. Total revenues increased in 1999 over 1998 and 1997 due in substantial part to an increase in service revenues.

     Cost of sales. Cost of sales was $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cost of sales consists primarily of the cost of subscriber units sold to customers. The gross margin increased in 1999 over 1998 and 1997 primarily due to the increase in service revenues.

     Marketing expenses. ORBCOMM USA incurred $6.0 million, $3.6 million and $5.2 million of marketing expenses for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in marketing expenses from 1998 to 1999 is a result of an increase in employee-related expenses, which increase is partially offset by the fact that, beginning in April 1999, ORBCOMM Enterprises, as opposed to ORBCOMM USA, began incurring marketing expenses related to the development of the internal VARs.

RESULTS OF OPERATIONS -- ORBCOMM INTERNATIONAL

     Revenues. ORBCOMM International recognized $15.8 million, $10.9 million and $56,000 of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in total revenues are primarily due to an increase in the number of gateways that were installed and accepted in 1999 and 1998, resulting in the recognition of revenues. ORBCOMM International's revenues consist primarily of:

        - Construction of gateways. ORBCOMM International recognized $11.2 million and $10.7 million of revenues from the installation and final acceptance of gateways for the years ended December 31, 1999 and 1998, respectively (none for the year ended December 31, 1997). During 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred, whereas, during 1998, installation and final acceptance of the gateways in Italy, Japan and South Korea occurred.

        - Service license or similar agreements ("SLAs"). ORBCOMM International recognized $1.0 million as amortization of license fees associated with SLAs for the year ended December 31, 1999 (none for the previous years). These SLAs authorize the international licensees to use the ORBCOMM system to provide two-way data communication services in their respective territories. License fees from SLAs are accounted for as deferred revenues and recognized over the term of the SLAs.

        - Other. In the second quarter of 1999, ORBCOMM International recognized $3.1 million in revenue reflecting payments previously made by our former international licensees SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd. under their respective SLAs and associated agreements with us. We had terminated these licensees for non-performance and had deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC, the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus. SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999. See "Legal Proceedings."

     Cost of sales. ORBCOMM International incurred $9.7 million, $10.9 million and $0.1 million of cost of sales for the years ended December 31, 1999, 1998 and 1997, respectively. Cost of sales relates primarily to cost of sales associated with the construction and delivery of gateways.

     Marketing expenses. ORBCOMM International incurred $3.0 million, $1.2 million and $3.2 million of marketing expenses for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in marketing expenses from 1998 to 1999 is a result of an increase in employee related expenses.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the year ended December 31, 1999. Such supplemental data should be read in conjunction with our financial statements and the financial statements of ORBCOMM USA and ORBCOMM International, and the notes thereto located elsewhere in this report.

                               SUPPLEMENTAL DATA
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                   ORBCOMM      ORBCOMM      ELIMINATION
                                        ORBCOMM      USA     INTERNATIONAL     ENTRIES       TOTAL
                                        --------   -------   -------------   -----------   ---------
Total revenues........................  $ 2,772    $2,123       $15,804        $(1,575)    $  19,124
Expenses..............................  118,806(1)  6,939        12,776         (1,575)     (136,946)
                                        --------   ------       -------        -------     ---------
Income (loss) from operations.........  (116,034)  (4,816)        3,028              0      (117,822)

                                                   ORBCOMM      ORBCOMM      ELIMINATION
                                        ORBCOMM      USA     INTERNATIONAL     ENTRIES       TOTAL
                                        --------   -------   -------------   -----------   ---------
Interest income (expense), net........  (25,531)        0             0              0       (25,531)
Equity in net losses of affiliates....   (2,983)        0             0          1,788        (1,195)
                                        --------   ------       -------        -------     ---------
Net income (loss).....................  (144,548)  (4,816)        3,028          1,788      (144,548)
Capital expenditures..................   65,131(2)      0             0              0        65,131

                               SUPPLEMENTAL DATA
                            AS OF DECEMBER 31, 1999

                                                              ORBCOMM      ORBCOMM
                                                   ORBCOMM      USA     INTERNATIONAL    TOTAL
                                                   --------   -------   -------------   --------
Cash and cash equivalents........................  $ 8,722    $    0       $    0       $  8,722
ORBCOMM system and other fixed assets, net(2)....  346,042         0            0        346,042
Total debt.......................................  170,000         0            0        170,000
Subscriber units(3)..............................    1,662    12,755        6,508         20,925

------------------------------
(1) Includes $47.1 million of depreciation expense and goodwill amortization.

(2) Represents capital expenditures, including non-cash capital expenditures from Orbital, principally for the construction of the space and ground network system elements.

(3) Represents subscriber units that have been activated on the ORBCOMM system, 14,155 of which were revenue generating.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the years ended December 31, 1999, 1998 and 1997, net cash used in operating activities was $103.8 million, $53.2 million and $12.4 million, respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization, and equity in net losses of affiliates) of $93.4 million, $53.0 million and $14.8 million, respectively. The increased net loss year-over-year, excluding items not affecting cash, is primarily attributable to higher operating expenses related to the roll-out of commercial service around the world and because interest expense is no longer capitalized as it was during the construction phase of the ORBCOMM system.

     For the years ended December 31, 1999, 1998 and 1997, cash used in investing activities was $18.4 million, $26.0 million and $27.2 million, respectively, primarily for capital expenditures, investments in and advances to affiliates and the purchase and sale of investments. In 1999, we spent $11.9 million for the design, development and construction of satellites, launch services and the design and construction of the U.S. ground segment, excluding $53.3 million of accrued milestone obligations under the 1995 and 1999 procurement agreements, each with Orbital. In April 1999, we invested $3.0 million in Aeris.net, a provider of two-way, digital cellular-based data communication, with whom we have executed a service provider agreement.

     For the years ended December 31, 1999 and 1998, cash flows from financing activities provided cash of $127.1 million and $66.9 million, respectively. The increase from 1998 to 1999 is primarily attributable to increased capital contributions from our partners, which were $130.2 million in 1999 and $68.0 million in 1998. Financing activities resulted in a use of cash for the year ended December 31, 1997 of $1.2 million, primarily attributable to the repayment of long-term debt.

CAPITAL REQUIREMENTS

     Over the next twelve months, we currently anticipate that we will spend approximately an additional $160 million. Expected future uses of cash include:

        - the funding of operating losses;

        - the development of integrated applications for our customers;

        - the enhancement of our marketing and distribution capabilities through strategic investments in internal VARs and international licensees;

        - the procurement and launch of additional satellites;

        - the maintenance of our satellite system;

        - the payment of interest on the Notes; and

        - working capital and general partnership purposes.

FINANCING PLAN

     We expect to continue to generate negative cash flows throughout 2000. We expect that a portion of our cash requirements will be met through revenues from operations. In addition, we expect to receive additional cash payments related to our achievement of milestones under agreements with our international licensees. Our equipment contracts are U.S. dollar-based and, hence, not subject to foreign currency risk. Through December 31, 1999, Teleglobe Mobile and Orbital Communications had made capital contributions to us totaling approximately $358 million. We also received net proceeds of $164.5 million from the sale of the Notes. While it is not contractually required to do so, Teleglobe Mobile is currently funding our operations. We expect to fund our future capital requirements through an initial public offering, additional contributions or loans from our partners, other equity or debt financings in the public or private markets or operating lease arrangements or we may seek to enter into strategic arrangements, or some combination thereof. We cannot assure you, however, that other equity or debt financing or operating lease arrangements, or some combination thereof, will be available including, without limitation, from our partners, and, if available, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

YEAR 2000

     We did not experience any material disruptions associated with the Year 2000 issue. At December 31, 1999, we had expended approximately $2 million on our Year 2000 readiness program.

RISK FACTORS

     Many statements contained in this report are not historical and are forward-looking in nature. Examples of such forward-looking statements include statements concerning:

        - our operations, funding needs and financing sources,

        - our cash flows and profitability;

        - our launch and commercial service schedules;

        - future regulatory approvals;

        - expected characteristics of competing systems; and

        - expected actions of third parties such as equipment suppliers, VARs and international licensees.

     These forward-looking statements are inherently predictive and speculative, and are based on our current views and assumptions regarding future events and operating performance. The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements.

LIMITED HISTORY OF OPERATIONS AND NET LOSSES

     We expect to continue to incur net losses. We incurred cumulative net losses of approximately $265 million through December 31, 1999 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base.

     We have a limited operating and financial history. We have conducted full commercial operations for only a limited period of time. Our ability to provide commercial service globally or in key markets and to generate positive operating cash flows will depend on our ability to, directly or indirectly, among other things:

        - successfully operate and maintain the satellites in the constellation;

        - successfully and timely develop and distribute applications that enable customers to use the ORBCOMM system;

        - develop distribution capabilities within the United States and licensing and distribution arrangements outside the United States sufficient to capture and retain an adequate customer base;

        - successfully and timely launch an additional plane of satellites in an equatorial orbit to enhance service in the equatorial region;

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

        - the availability of subscriber units that are compatible with the ORBCOMM system and that meet the varying needs of customers;

        - the price of our services and related subscriber units; and

        - the extent, availability and price of alternative data communication services.

     In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Our VARs, internal VARs and international licensees are responsible for developing and/or marketing such applications. If there is a lack of, or a delay in the availability of, the components necessary to fulfill our customers' business requirements or if the products our VARs develop fail to meet key customer requirements, market acceptance of ORBCOMM services could be adversely affected. As with any new communication service, we cannot assure you that the market will accept our services.

     Currently over 100 companies are using or are in the process of evaluating the ORBCOMM system in North America. Our business plan assumes that our potential customers will accept certain limitations inherent in satellite communication services. For example, the ORBCOMM system's line-of-sight limitation, particularly in "urban canyons," and its limited ability to penetrate buildings and other objects, could limit customers' use of the ORBCOMM system and services. In addition to the limitations that the ORBCOMM system architecture imposes, our services will not be available in those countries where we or our international licensees have not obtained the necessary regulatory and other approvals. Certain potential customers may find these limitations on the availability of our services to be unacceptable.

SIGNIFICANT ADDITIONAL CAPITAL REQUIREMENTS

     Additional funding required could be significant. To maintain our satellite constellation and to expand global service, we will require significant additional capital expenditures. Under the 1999 procurement agreement with Orbital, as amended, we will procure, at a minimum, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles, at a total cost not to exceed $93 million. As of December 31, 1999, we had incurred approximately $16 million under the 1999 procurement agreement. Interest expense on the Notes also represents a significant cash requirement for us.

     We will require significant expenditures to fund service development, marketing, and distribution activities. Developing, marketing and distributing data communication services to customers, constructing certain components of the ground infrastructure or procuring and launching additional satellites may require us to make significant expenditures that are not currently planned. These additional expenditures may arise as a result of, among other things:

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

     The costs of maintaining the space segment may exceed funds generated from operations. The ORBCOMM satellites, which constitute a substantial portion of our total assets, have limited useful lives. We anticipate using funds from operations to maintain our current satellite constellation and to develop a second generation of satellites to replenish and expand the constellation. If sufficient funds from operations are not available and we are unable to obtain financing for the second generation satellites, we will not be able to replace the first generation satellites at the end of their useful lives.

RAPID GROWTH

     Our business is expected to grow rapidly, and our future success depends in large part on our ability to manage the recent and anticipated growth in our business. For us to manage this growth, we will need to:

        - significantly expand our internal management, technical, provisioning, information and accounting systems;

        - establish directly or through third parties an installation and repair network;

        - expand and enhance our financial procedures;

        - identify, attract and retain qualified management, professional and technical personnel;

        - monitor operations; and

        - control costs.

     These activities are expected to place a significant strain on our financial and management resources. If we are unable to manage growth effectively, our business could suffer.

IMPLEMENTATION AND INTEGRATION RISKS

     To be able to offer turnkey solutions to our customers, we will be required to develop and implement successfully applications and application platforms that create a link between our communication system and our customers' IT systems. While our Dolphin Software Services subsidiary has developed an application service platform that processes, integrates and displays the data collected from the ORBCOMM system, which application service platform is currently used by our internal VARs and marketed to our VARs and international licensees, other competing products may be commercially available or may be developed for commercial distribution, which products could offer more efficient, cost-effective and/or user-friendly applications that could be used with our services. If other products that compete with our application service platform are commercially available or are developed for commercial distribution, it could reduce, perhaps substantially, the size of the market for our application service platform, which could have an adverse effect on the amount of revenue we are able to generate from our Dolphin Software Services subsidiary and inhibit our ability to recoup our continuing investment in Dolphin Software Services. In addition, our internal VARs, VARs and international licensees are responsible for developing customer applications for use with the ORBCOMM system. If our internal VARs, VARs, or international licensees fail to develop applications that are technically viable and competitively priced and that meet our customers' specific needs, such failure could negatively effect our ability to obtain or maintain customers.

     While the ORBCOMM system has successfully transmitted over 21 million messages to date, our system is exposed to the risks inherent in any large-scale complex communication system using new or advanced technologies. Despite extensive testing of the different segments of our system, the nature and complexity of our system, including the design and integration of communication technologies and devices ranging from satellites operating in space to ground infrastructure, including subscriber units, located around the world, is such that we cannot assure you that our system will function in its intended manner. Even if built to specifications, any or all of the segments of the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of our system fails to function or to be integrated successfully as required, that failure could render our system unable to perform at the quality and capacity levels required for us to operate our business successfully.

SECURITY ON THE INTERNET

     Like many other modern communication networks, we currently deliver a substantial portion of data to our customers over the Internet and expect to continue to use the Internet as a primary delivery method for data collected from our satellite system. While we currently take certain measures to ensure the security of customer data, persons who are able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our data delivery operations. Concerns over the security of our delivery of information over the Internet may also inhibit the growth of our customer base. If any compromise of our security measures were to occur, or if customers were to perceive that such unauthorized access was likely, it could have a material adverse effect on our reputation, business, prospects, financial condition or results of operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which expenditures may be significant.

SUBSTANTIAL LEVERAGE

     We currently have a significant amount of indebtedness and, therefore, are highly leveraged. As of December 31, 1999, our total liabilities were approximately $299 million. Our substantial leverage could negatively affect our market value because it may:

        - limit our ability to borrow additional funds;

        - require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic investments and other requirements;

        - increase our vulnerability to general adverse economic and industry conditions; and

        - limit our flexibility in planning for, or reacting to, changes in our business and in the communication industry generally.

     The Indenture permits us to incur limited additional indebtedness under certain specific circumstances. We may incur additional indebtedness in the future in one or more fixed asset financings or under other facilities, to the extent that the Indenture permits us to do so. Any additional borrowings would further increase the amount of our leverage and the associated risks.

RESTRICTIVE COVENANTS IN THE INDENTURE

     The Indenture contains certain restrictive covenants. The restrictions in the Indenture affect, and in some cases significantly limit or prohibit, our ability to, among other things:

        - incur additional indebtedness;

        - make prepayments of certain indebtedness;

        - make distributions on the partnership interests;

        - make certain investments;

        - engage in transactions with affiliates;

        - issue capital stock;

        - create liens;

        - sell assets; and

        - engage in mergers and consolidations.

     If we fail to comply with the restrictive covenants in the Indenture, our obligation to repay the Notes may be accelerated.

COMPETITION

     Competition in the communication industry is intense, fueled by rapid and continuous technological advances and alliances among industry participants seeking to use such advances to capture significant market share. Although currently no other company is providing the same global, satellite-based commercial data communication services that we provide, we anticipate that the ORBCOMM system will face competition from numerous existing and potential alternative communication services. We expect that potential competitors may include:

        - operators or users of other little LEO satellite systems similar to the ORBCOMM system;

        - operators and users of terrestrial-based data communication systems.

        - operators or users of networks of big LEO satellite systems;

        - operators or users of medium-Earth orbit satellite systems that use satellites with orbits located between 2,000 and 18,000 miles above the Earth; and

        - operators or users of geostationary or geosynchronous satellite systems that use satellites with orbits located approximately 22,300 nautical miles directly above the equator.

     If any of our competitors succeeds in marketing and deploying systems with services having functions and prices similar to those we offer or expect to offer, our ability to compete in markets served by such competitors may be adversely affected.

     Some of our actual or potential competitors have financial, personnel and other resources that are substantially greater than our resources. In addition, a continuing trend toward consolidation and strategic alliances in the communication industry could give rise to significant new competitors. Furthermore, any foreign competitor may benefit from subsidies from, or other protective measures taken by, its home country. Some of these competitors could develop more technologically advanced systems than the ORBCOMM system or could provide more efficient or less expensive services than those that we provide or expect to provide.

     We may also face competition in the future from companies using new technologies including new satellite systems. A number of these new technologies, even if they are not ultimately successful, could negatively affect us. Additionally, our business could be adversely affected if competitors begin or expand their operations or if existing or new communication service providers are able to penetrate our target markets.

DEPENDENCE ON THIRD PARTY DISTRIBUTORS

     We rely heavily on VARs within the United States. In the United States, we rely heavily on VARs to market and distribute many of our services to customers. Our success depends, in part, on our ability to attract and retain qualified VARs. We cannot assure you that we will be able to enter into VAR agreements for additional markets at the times or on the terms we expect or that we will be able to retain our existing VARs when the terms of their respective agreements end.

     We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data applications or marketing our services effectively. The inability of VARs to provide data applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data applications, we may do so, which would increase our expenses. Furthermore, while our reseller agreements with the VARs provide that VARs will use all commercially reasonable efforts to market and distribute our services, generally the VARs are not required to meet established sales objectives.

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

     We rely heavily on international licensees outside the United
States. Outside the United States, we enter into service license or similar agreements with international licensees. The international licensees are responsible in their territories for procuring and installing the necessary gateways, obtaining the necessary regulatory and other approvals to provide services using the ORBCOMM system and marketing and distributing our services. We select the international licensees primarily by evaluating their ability to market and distribute our services successfully. Although we consider many elements in evaluating potential international licensees, an individual international licensee may not satisfy any one or more of these elements. Our success depends, in part, on our ability to attract and retain qualified international licensees. In addition, each agreement we have executed with an international licensee provides that the international licensee may terminate the agreement upon one year's written notice, and any international licensee may decide to do so. Also, we have the right under the terms of these agreements to terminate such agreements based on the non-performance of the licensee as described therein.

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

DEPENDENCE ON MANUFACTURERS

     Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have type-approved 13 different subscriber unit models from five manufacturers for use with our system, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

DEPENDENCE ON ORBITAL

     We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch our satellites. Under the 1999 procurement agreement with Orbital, as amended, we will procure, at a minimum, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles, at a total cost not to exceed $93 million. In addition, we have an option to procure three additional satellites and associated launch services using the Pegasus launch vehicle. Depending on the product or service being purchased, we are required to pay Orbital a fixed amount, subject to certain incentive payments and other adjustments, or on a time and materials basis. Under the 1999 procurement agreement, we are entitled to withhold payments from Orbital based on Orbital's failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

     An adverse effect on Orbital and its business for whatever reason may adversely affect Orbital's ability to perform under the 1999 procurement agreement. We have not identified any alternate provider of the services Orbital currently provides. An alternate service provider may not be available or, if available, may not be available at a cost or on terms acceptable to us.

     In addition, some of our VARs and subscriber unit manufacturers are relying on Magellan to design and manufacture a low-cost chip set that will reduce the cost of certain of our subscriber units. Failure by Magellan to design and manufacture, in a timely manner, a chip set that is fully compliant with the relevant specifications could have an adverse effect on us.

DEPENDENCE ON AND ABILITY TO PROTECT PROPRIETARY INFORMATION

     Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the 1995 procurement agreement and the 1999 procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the procurement agreements, including the U.S. ground segment and our satellites, other than certain communication software. We rely primarily on copyright and trade secret law to protect our technology. While we have applied for six patents, none of our patent applications has yet been granted. We have entered into confidentiality agreements with each of our employees, consultants and vendors, which agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these applications will depend on the VARs. Furthermore, the laws of countries outside the United States may afford us and our VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

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

LIMITED LIFE OF SATELLITE CONSTELLATION

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

     We expect our current satellite constellation to be in commercial service through at least 2006. We expect to launch replacement satellites periodically. One of our satellites placed in service in 1995 is no longer operational.

DAMAGE TO OR LOSS OF SATELLITES

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

     The ORBCOMM system was designed to provide for redundancy in the event of the loss or failure of one or more satellites in the constellation, whether due to a satellite reaching the end of its life or some other cause. However, the loss or failure of satellites in the constellation may cause:

        - gaps in service availability;

        - significantly degraded service quality;

        - increased costs; or

        - loss of revenue for the period that service is interrupted or impaired.

     In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our current satellite constellation, we experienced certain anomalies with respect to several of our satellites. These anomalies include reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. While we have bypassed the data transmission anomaly, the coverage footprint of such satellites is reduced. Moreover, implementation of the bypass requires that certain manufacturers modify certain subscriber communicator models to enable them to work with the modified satellites. Also, we have demonstrated that the reduced power levels experienced by some of our satellites do not result in the inability of those satellites to offer commercial service. You should also note that:

        - anomalies such as those described above, or other anomalies that have comparable effects, could occur in the future with respect to the in-orbit satellites or additional satellites launched by us; and

        - if we are unable to correct such anomalies, if applicable, or should additional anomalies occur in the future with respect to the other in-orbit satellites or additional satellites that we launch, such events could negatively affect our business.

LAUNCH FAILURES

     To date, we have successfully launched 35 satellites into their proper orbits, 33 of which are in commercial service. Currently, we plan to launch seven additional satellites on a Pegasus launch vehicle in early 2001. Satellite launches are subject to significant risks, including:

        - failure of the launch vehicle due to a crash or explosion, which could cause disabling damage to or loss of the satellites;

        - damage to the satellites during loading into the launch vehicle, during the launch itself or as the satellites are deployed by the launch vehicle;

        - failure of the satellites to achieve their proper orbits;

        - unreasonable delays related to poor weather conditions or prior launch failures; and

        - delays or failures in the development or deployment of satellite propulsion rings.

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

LIMITED INSURANCE

     Our insurance may not adequately mitigate the adverse effects of a launch failure or of a loss of satellites in-orbit. For the December 1999 launch (the "Fourth Pegasus Launch"), we procured insurance against launch failure and in-orbit failure of the seven satellites launched. This insurance provides that if there is an in-orbit failure of two or more of the seven satellites launched in the Fourth Pegasus Launch, our insurance will cover the cost of the launch vehicle and the satellites at the rate of 20% of the aggregate amount of such costs based on a failure of two such satellites, 40% of such costs based on a failure of three such satellites, 60% of such costs based on a failure of four such satellites, and 100% of such costs based on a failure of five or more such satellites. We have not yet procured insurance for our planned launch of seven satellites in early 2001 (the "Fifth Pegasus Launch").

     We have procured insurance against the in-orbit failure of satellites in each of the first three planes of eight satellites launched using the Pegasus launch vehicle. If there is a failure of any of the three planes of eight satellites currently in orbit, where "failure" is defined as the loss of three or more satellites in any such plane, our insurance program would cover a portion of the cost of a replacement launch vehicle and thereafter would cover the cost of the launch vehicle and the satellites, as well as the increased insurance premium thereon, for subsequent launches. In the event such a failure occurs prior to the Fifth Pegasus Launch, and we decided to launch the satellites currently intended to be launched in the Fifth Pegasus Launch as replacement satellites, our insurance would cover a portion of the cost to procure the launch vehicle used in the Fifth Pegasus Launch, and thereafter, the launch vehicle and the satellites launched in connection with the Fifth Pegasus Launch.

     We have no insurance against in-orbit satellite failure for the two satellites that were launched in April 1995 or for the two satellites launched in February 1998.

SCHEDULE DELAYS

     A delay or failure of the launch of seven satellites into an equatorial orbit currently scheduled for early 2001, or a delay or failure in placing such satellites into commercial operation, could impair service in that region, which could negatively affect our financial condition and results of operations.

GOVERNMENT REGULATION

     The failure to maintain the necessary U.S. licenses could negatively affect us. Our business may be affected by the regulatory activities of various U.S. government agencies, primarily the FCC. Although each of the FCC Licenses is currently valid, the FCC could revoke these licenses if Orbital Communications fails to satisfy certain conditions or to meet certain prescribed milestones, including:

        - the September 2002 milestone by which Orbital Communications must launch two of the 12 additional satellites licensed in March 1998; and

        - the March 2004 milestone by which Orbital Communications must launch the remaining ten of these satellites,

unless the FCC grants extensions or modifications for accomplishing the required milestones. Orbital Communications is required to apply for a license renewal three years before each FCC License expires. While, based on past experience, Orbital Communications believes the FCC generally grants the renewal applications of existing licensees where the licensee has satisfied the requirements of the license, it is possible that the FCC will not, in fact, renew the FCC Licenses. Should the FCC revoke or fail to renew the FCC Licenses, or if Orbital Communications fails to satisfy any of the conditions of the FCC Licenses, such event would negatively affect our financial condition and results of operations.

     The FCC has licensed Orbital Communications to operate as a private carrier. Because of our method of distributing services, we believe that Orbital Communications currently is not subject to the restrictions that apply to common carriers or to providers of Commercial Mobile Radio Services ("CMRS"). In the United States, we distribute our services to customers indirectly through VARs and directly through internal VARs. In most cases, we will provide our customers with enhanced services and will not be interconnected with the public switched telephone network. Therefore, we do not believe that the FCC will regard these services as common carrier or CMRS. In the future, however, we may provide services that the FCC deems common carrier or CMRS, or the FCC may exercise its discretionary authority to apply the common carrier or CMRS rules to our operations. Applying these rules could negatively affect our financial condition and results of operations by, for instance, subjecting us to rate regulation and certain tariff filing requirements, limiting some foreign ownership in us and subjecting us to state regulation, if we were deemed to be a common carrier.

     Our financial condition and results of operations could be adversely affected if the United States adopts new laws, policies or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

     The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or our international licensees will operate and in which we plan to offer our services. Our international licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, our international licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions within specified time periods. As of March 20, 2000, our licensees had secured licenses in 41 countries, 30 of which grant full commercial authority to provide ORBCOMM services in such country including Mexico, Canada, Japan, Germany, the United Kingdom, Brazil, Venezuela, Argentina, Morocco and Malaysia. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each international licensee is responsible for obtaining regulatory approvals in its territory, each international licensee may not be successful in doing so. If any international licensee is not successful, we will not be able to offer services in the affected territory.

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

     Our inability to offer service in a foreign country or countries could negatively affect our financial condition and results of operations. Regulatory provisions in countries in which we or our international licensees seek to operate may impose impediments on our or the international licensees' operations, and such restrictions could be unduly burdensome. Our business may also be adversely affected by regulatory changes resulting from judicial decisions and/or the adoption of treaties, legislation or regulations by the national authorities of countries or territories where we plan to operate the ORBCOMM system.

     Coordination with the ITU poses risks of delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies Orbital Communications that the coordination process has been successfully completed. Orbital Communications has completed the ITU coordination process with respect to our satellite constellation with all administrations except Russia and France. Orbital Communications expects that it will successfully complete the ITU coordination process with Russia and France later this year, at which time the ORBCOMM system will be fully registered with the ITU. The FCC has modified Orbital Communications' ITU documentation to include the proposed launch of the 12 additional satellites for which Orbital Communications has been licensed. We do not expect this modification to affect coordination of our satellite constellation. Moreover, supplemental coordination of these 12 satellites is not required for countries for which the U.S. previously completed coordination.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     Multinational operations and developing markets pose unique operating challenges. Since we expect to derive substantial revenues by providing communication services globally, we are subject to certain multinational operating risks, such as:

        - changes in domestic and foreign government regulations and communication standards;

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

RISKS ASSOCIATED WITH AGREEMENTS BETWEEN AND INVESTMENTS BY OUR PARTNERS

     Deadlock Between Our Partners. Teleglobe and Orbital are our sole partners. Under our partnership agreement, certain transactions are subject to the approval of both our partners. Any potential deadlock between our partners could negatively affect our results of operations.

     BCE Ownership of TMI Communications. BCE, which currently owns approximately 23% of Teleglobe and recently announced that it had executed a definitive agreement to acquire the remaining 77% of Teleglobe, owns 100% of TMI Communications. TMI Communications provides geostationary satellite-based communication services, including wireless digital data, voice, fax and dispatch radio services, in North, Central and South America. Some of the services offered by TMI Communications may compete with the services offered by ORBCOMM.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have issued $170,000,000 in Notes that mature in August 2004. The Notes earn interest at a fixed rate of 14% as well as a 5% revenue participation interest on service and certain other revenues. The market price for the Notes may fluctuate as a function of market interest rate changes, investors' perceptions of the risks faced by us and our revenue growth.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ORBCOMM GLOBAL, L.P.
  Report of Independent Public Accountants..................   40
  Independent Auditors' Report..............................   41
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   42
  Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended December 31, 1999, 1998 and
     1997...................................................   43
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998
     and 1997...............................................   44
  Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 1999,
     1998 and 1997..........................................   45
  Notes to Consolidated Financial Statements................   46
ORBCOMM USA, L.P.
  Report of Independent Public Accountants..................   57
  Independent Auditors' Report..............................   58
  Balance Sheets as of December 31, 1999 and 1998...........   59
  Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997....................................   60
  Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997....................................   61
  Statements of Partners' Capital for the Years Ended
     December 31, 1999, 1998 and 1997.......................   62
  Notes to Financial Statements.............................   63
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Report of Independent Public Accountants..................   66
  Independent Auditors' Report..............................   67
  Balance Sheets as of December 31, 1999 and 1998...........   68
  Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997....................................   69
  Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997....................................   70
  Statements of Partners' Capital for the Years Ended
     December 31, 1999, 1998 and 1997.......................   71
  Notes to Financial Statements.............................   72
TELEGLOBE MOBILE PARTNERS
  Report of Independent Public Accountants..................   77
  Independent Auditors' Report..............................   78
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   79
  Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended December 31, 1999 1998 and
     1997...................................................   80
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998
     and 1997...............................................   81
  Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 1999,
     1998 and 1997..........................................   82
  Notes to Consolidated Financial Statements................   83
ORBITAL COMMUNICATIONS CORPORATION
  Report of Independent Public Accountants..................   90
  Independent Auditors' Report..............................   91
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   92
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998
     and 1997...............................................   93
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998
     and 1997...............................................   94
  Consolidated Statements of Stockholders' Deficit for the
     Years Ended December 31, 1999,
     1998 and 1997..........................................   95
  Notes to Consolidated Financial Statements................   96

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  ORBCOMM Global, L.P.:

     We have audited the accompanying consolidated balance sheet of ORBCOMM Global, L.P. (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP
Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensiveness, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, DC
March 30, 1999

                              ORBCOMM GLOBAL, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,722    $  3,799
  Investments...............................................         0         390
  Accounts receivable.......................................     1,264           0
  Inventory.................................................    15,964       6,688
  Prepaid expenses and other current assets.................     5,171         248
                                                              --------    --------
          Total Current Assets..............................    31,121      11,125
Mobile Communications Satellite System and other property,
  plant and equipment, net..................................   346,042     327,946
Other assets, net...........................................     5,543       4,690
Investments in and advances to affiliates...................     6,722       2,483
Goodwill, net...............................................       384         390
                                                              --------    --------
          TOTAL ASSETS......................................  $389,812    $346,634
                                                              ========    ========
                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $      0    $  1,190
  Accounts payable and accrued liabilities..................    20,030      19,255
  Accounts payable and accrued liabilities -- Orbital
     Sciences Corporation...................................   107,513      50,800
                                                              --------    --------
          Total Current Liabilities.........................   127,543      71,245
Revenue participation accrued interest......................     1,520         599
Long-term debt..............................................   170,000     170,000
                                                              --------    --------
          Total Liabilities.................................   299,063     241,844
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................    70,079      56,520
  Orbital Communications Corporation........................    20,670      48,270
                                                              --------    --------
          Total Partners' Capital...........................    90,749     104,790
                                                              --------    --------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $389,812    $346,634
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
REVENUES:
  Service and product sales...............................  $   2,772    $  1,262    $    527
EXPENSES:
  Cost of product sales...................................      3,186       1,242         517
  Engineering expenses....................................     25,492      17,007       8,160
  Marketing, administrative and other expenses............     43,051      34,961      12,070
                                                            ---------    --------    --------
          Total expenses..................................     71,729      53,210      20,747
                                                            ---------    --------    --------
LOSS FROM OPERATIONS BEFORE DEPRECIATION AND
  AMORTIZATION............................................    (68,957)    (51,948)    (20,220)
  Depreciation............................................     47,035      11,048       7,348
  Goodwill amortization...................................         42           0           0
                                                            ---------    --------    --------
LOSS FROM OPERATIONS......................................   (116,034)    (62,996)    (27,568)
OTHER INCOME AND EXPENSES:
  Interest income.........................................        335         914       5,378
  Interest expense and other financial charges............    (25,866)     (2,814)       (833)
  Equity in net losses of affiliates......................     (2,983)     (4,732)     (8,413)
                                                            ---------    --------    --------
NET LOSS..................................................   (144,548)    (69,628)    (31,436)
OTHER COMPREHENSIVE INCOME (LOSS):
  Reclassification adjustments for net holding gains on
     sales of investments.................................          0           0         (88)
  Currency translation adjustments........................        348           0           0
                                                            ---------    --------    --------
COMPREHENSIVE LOSS........................................  $(144,200)   $(69,628)   $(31,524)
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $(144,548)   $(69,628)   $(31,436)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  Items not affecting cash:
     Depreciation.........................................     47,035      11,048       7,348
     Goodwill amortization................................         42           0           0
     Amortization of financing fees.......................      1,042         837         833
     Equity in net losses of affiliates...................      2,983       4,732       8,413
                                                            ---------    --------    --------
  SUB-TOTAL...............................................    (93,446)    (53,011)    (14,842)
  Net changes in non-cash working capital items:
     Increase in accounts receivable......................     (1,264)          0           0
     Increase in inventory................................     (9,276)     (4,528)       (409)
     Increase (decrease) in prepaid expenses and other
       current assets.....................................     (4,923)      1,683        (661)
     Increase in accounts payable and accrued
       liabilities........................................      4,224       2,095       3,510
     Increase in revenue participation accrued interest...        921         585          14
                                                            ---------    --------    --------
       NET CASH USED IN OPERATING ACTIVITIES..............   (103,764)    (53,176)    (12,388)
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................    (11,867)    (45,915)    (84,241)
  Increase in investments in and advances to affiliates...     (6,874)     (2,105)    (16,689)
  Purchase of investments.................................          0      (7,228)    (47,125)
  Proceeds from sale of investments.......................        390      29,594     120,893
  Other...................................................        (36)       (390)          0
                                                            ---------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES..............    (18,387)    (26,044)    (27,162)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.............................     (1,190)     (1,087)       (992)
  Partners' contributions.................................    130,159      68,000           0
  Financing fees paid and other...........................     (1,895)          0        (222)
                                                            ---------    --------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES......................................    127,074      66,913      (1,214)
                                                            ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      4,923     (12,307)    (40,764)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................      3,799      16,106      56,870
                                                            ---------    --------    --------
CASH AND CASH EQUIVALENTS:
  End of period...........................................  $   8,722    $  3,799    $ 16,106
                                                            =========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid...........................................  $  23,860    $ 23,965    $ 24,060
                                                            =========    ========    ========
  Non-cash capital expenditures and increase in accounts
     payable and accrued liabilities -- Orbital Sciences
     Corporation..........................................  $  53,264    $ 29,700    $ 16,452
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                               TELEGLOBE MOBILE PARTNERS          ORBITAL COMMUNICATIONS CORPORATION
                                          ------------------------------------   ------------------------------------
                                                       ACCUMULATED                            ACCUMULATED
                                                          OTHER                                  OTHER
                                          PARTNER'S   COMPREHENSIVE              PARTNER'S   COMPREHENSIVE
                                           CAPITAL       INCOME        TOTAL      CAPITAL       INCOME        TOTAL       TOTAL
                                          ---------   -------------   --------   ---------   -------------   --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1996....  $ 73,552        $ 44        $ 73,596   $ 64,302        $ 44        $ 64,346   $ 137,942
  Net loss..............................   (15,718)          0         (15,718)   (15,718)          0         (15,718)    (31,436)
  Reclassification adjustments for net
    holding gains on sales of
    investments included in net loss....         0         (44)            (44)         0         (44)            (44)        (88)
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1997....    57,834           0          57,834     48,584           0          48,584     106,418
  Capital contributions.................    33,500           0          33,500     34,500           0          34,500      68,000
  Net loss..............................   (34,814)          0         (34,814)   (34,814)          0         (34,814)    (69,628)
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1998....    56,520           0          56,520     48,270           0          48,270     104,790
  Capital contributions.................    85,659           0          85,659     44,500           0          44,500     130,159
  Net loss..............................   (72,274)          0         (72,274)   (72,274)          0         (72,274)   (144,548)
  Share of ORBCOMM Japan Ltd.'s currency
    translation adjustment..............         0         174             174          0         174             174         348
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1999....  $ 69,905        $174        $ 70,079   $ 20,496        $174        $ 20,670   $  90,749
                                          ========        ====        ========   ========        ====        ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, the Company became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 13).

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

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 26 of which were in commercial service at December 31, 1999. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System upon the occurrence of certain events (see note 13).

                              ORBCOMM GLOBAL, L.P.

(1)  NATURE OF OPERATIONS -- (CONTINUED)
  Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. The Company expects to have continuing losses for the next several quarters and is dependent upon additional financing to fund operations, complete construction of additional system capacity and to further develop its marketing infrastructure. While it is not contractually required to do so, Teleglobe, through Teleglobe Mobile, is currently funding the Company's operations. The Company expects to fund its capital requirements through, among other sources, additional contributions or loans from Teleglobe or another partner, other equity or debt financings in the public or private markets or operating lease arrangements, or some combination thereof.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company emerged from its development stage in the fourth quarter of 1999. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and primarily represents subscriber units available for sale to customers.

  Depreciation and Recoverability of Long-Lived Assets

     The Company depreciates its operational assets over the estimated economic useful life using the straight-line method as follows:

                Space Segment Assets:                          generally 8 years
                Ground Segment Assets:                         3 to 10 years
                Other Property, Plant and Equipment:           generally 5 years

     The Company's policy is to review its long-lived assets, including its Mobile Communications Satellite System, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the assets. With regard to satellites, the Company

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) recognizes impairment losses on a satellite-by-satellite basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Other Assets

     Other assets principally consist of deferred debt issuance costs. These costs are amortized over the term of the related debt and such amortization is reported as a component of interest expense and other financial charges.

  Investments in Affiliates

     The Company uses the equity method of accounting for its investments in and earnings of affiliates in which the Company has the ability to exercise significant influence over, but does not control, such affiliates' operations. In accordance with the equity method of accounting, the Company's carrying amount of an investment in an affiliate is initially recorded at cost, and is increased to reflect its share of the affiliate's income and reduced to reflect its share of the affiliate's losses. The Company's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method of accounting.

     Prior to the merger in January 2000 described in note 13 and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and
(ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since the Company was unable to control, but was able to exercise significant influence over, ORBCOMM International's and ORBCOMM USA's operating and financial policies, the Company accounted for its investments in ORBCOMM International and ORBCOMM USA using the equity method of accounting.

     Each year, the Company reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Goodwill

     In 1998, the Company acquired the assets of Dolphin Software Systems, Inc. ("Dolphin"). Goodwill, which represents the excess of costs over the fair value of identifiable assets acquired from Dolphin, is amortized on a straight-line basis over 10 years.

     Each year, the Company reviews the underlying value of its goodwill by comparing its carrying amount to its net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Partners' Capital

     As of December 31, 1999, Teleglobe Mobile and Orbital Communications were both general and limited partners in the Company and each partner's limited and general partner accounts were combined into one

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) single capital account and presented as such in the consolidated balance sheets and consolidated statements of partners' capital. Subsequent to year end, the Company's partnership agreement was amended (see note 13).

  Revenue Recognition

     Revenues from product sales are generally recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are generally recognized when services are rendered. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized ratably over the term of the agreements.

  Foreign Currency Translation

     The Company has determined the functional currency of its Canadian subsidiary, Dolphin Software Services ULC ("DSS"), to be the U.S. dollar. Consequently, DSS's financial statements are remeasured into U.S. dollars on the following basis:

     -- monetary assets and liabilities are remeasured at the current exchange rate;

     -- all non-monetary items that reflect prices from past transactions are remeasured using historical exchange rates, while all non-monetary items that reflect prices from current transactions are remeasured using the current exchange rate; and

     -- revenues and expenses are remeasured at the average exchange rates prevailing at the time the transactions occurred, except those expenses related to non-monetary items, which are remeasured at historical exchange rates.

     Exchange gains/losses resulting from the remeasurement process are reported on the consolidated statements of operations under "Interest expense and other financial charges."

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by the Company within the accompanying consolidated financial statements.

  Stock Based Compensation

     ORBCOMM and its subsidiary, Dolphin Information Services, Inc. ("DIS"), account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. ORBCOMM and DIS elected to continue to apply the provisions of APB 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) products and services, geographic areas and major customers. The Company's revenues are primarily derived from customers in the United States. The Company's operations for 1999 and 1998 constitute a single segment.

  Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive loss consists of net loss, net holding gains on sale of investments and currency translation adjustments and is presented in the consolidated statements of operations and comprehensive loss. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     As of December 31, 1998, the Company had $390,000 of investments classified as "held-to-maturity" U.S. Treasury notes that matured within one year (none as of December 31, 1999). The fair value of these investments approximated carrying value.

(4)  MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND
EQUIPMENT

     The Mobile Communications Satellite System and other Property, Plant and Equipment consist of the following assets:

                                                            DECEMBER 31,
                                                           (IN THOUSANDS)
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
Space Segment Assets.................................  $350,771       $289,414
Ground Segment Assets................................    50,064         51,141
Other Property, Plant and Equipment..................    16,841         11,985
                                                       --------       --------
Total................................................   417,676        352,540
Less accumulated depreciation........................   (71,634)       (24,594)
                                                       --------       --------
Total, net...........................................  $346,042       $327,946
                                                       ========       ========

     During construction of the Mobile Communications Satellite System, the Company is capitalizing substantially all construction costs. The Company also is capitalizing the portion of the engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the Mobile Communications Satellite System. For the years ended December 31, 1999, 1998, and 1997, $559,000, $5,041,000 and $4,641,000, respectively, of such costs have been capitalized. For the years ended December 31, 1998 and 1997, total interest costs were $24,550,000 and $24,060,000, respectively, of which $22,573,000 and $24,060,000 have been capitalized as a part of the historical cost of the Mobile Communications Satellite System. For the year ended December 31, 1999, total interest costs were $24,784,000, none of which was capitalized. Capitalization of engineering expenses was

                              ORBCOMM GLOBAL, L.P.

(4) MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED) lower in 1999 versus 1998 and 1997 as a result of the November 1998 launch of full commercial service of the ORBCOMM System in the United States and Canada, at which time the Company also stopped capitalizing interest costs related to the ORBCOMM System.

(5)  LONG-TERM DEBT

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 13. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events which would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.

     On the closing of the Old Notes, ORBCOMM used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and the Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

     The Company also had a $5,000,000 secured note with a financial institution of which $1,190,000 was outstanding as the current portion of long-term debt as of December 31, 1998 (none as of December 31, 1999). The note bore interest at a rate of 9.2% per annum, was secured by equipment located at certain of the U.S. gateway Earth stations and the network control center and was guaranteed by Orbital.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital $537,000, $5,641,000 and $41,843,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, as of December 31, 1999, Orbital had deferred invoicing $91,300,000 under the Company's 1995 and 1999 procurement agreements with Orbital ($50,800,000 was deferred under the 1995 procurement agreement as of December 31, 1998). As of December 31, 1999, the Company also accrued an additional $16,213,000 under the 1995 procurement agreement. In January 2000, the Company agreed to repayment terms for the deferred invoicing amounts (see note 13).

     In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services

                              ORBCOMM GLOBAL, L.P.

(6) RELATED PARTY TRANSACTIONS -- (CONTINUED) and associated applications to ORBCOMM Enterprises, an entity formed by the Company to distribute value-added products and services using the ORBCOMM System.

     The Company paid ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe, $494,000 and $216,300 for the years ended December 31, 1999 and 1998, respectively, pursuant to a consulting agreement dated March 18, 1998, in consideration for services provided by employees of ORBCOMM Canada.

     The Company sold an aggregate of $1,212,000, $1,008,000 and $487,000 of products to ORBCOMM USA and ORBCOMM International for the years ended December 31, 1999, 1998 and 1997, respectively.

     Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA and ORBCOMM International their respective share of expenses incurred by the Company on behalf of ORBCOMM USA and ORBCOMM International. For the year ended December 31, 1999, the Company allocated to ORBCOMM USA and ORBCOMM International $8,944,000 of expenses (none for the years ended December 31, 1998 and 1997).

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, investments, receivables, prepaid expenses and accounts payable and accrued liabilities approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on quoted market rates. The table below compares the carrying and the fair value of the Company's long-term debt as of December 31, 1999 and 1998.

                                                DECEMBER 31, 1999       DECEMBER 31, 1998
                                                 (IN THOUSANDS)          (IN THOUSANDS)
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
Long-term debt..............................  $170,000    $115,600    $170,000    $175,100

(8)  STOCK OPTION PLAN

     During the second quarter of 1999, the Company and ORBCOMM Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the "Corporation"), adopted The Amended and Restated 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P. (the "Equity Plan"). The Equity Plan provides for grants of incentive or non-qualified stock options to purchase common stock of the Corporation to officers, employees, consultants and independent directors of the Corporation and its affiliates and to officers, employees and consultants of the Company. Under the terms of the Equity Plan, incentive or non-qualified stock options may not be granted at less than 100% of the fair market value at the date of grant. The options vest at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions.

     In 1999, options to acquire 709,325 shares of the Corporation's common stock were granted under the Equity Plan, of which 65,375 were subsequently cancelled as of December 31, 1999. All of these options have been granted at an exercise price of $14.97, which price represented the fair market value of the Corporation's common stock on the date of grant. As of December 31, 1999, none of these options were exercisable and the weighted average remaining contractual life of these options was 9.67 years.

     In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Plan"). The DIS Plan provides for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. Under the terms of the DIS Plan, incentive stock options may not be granted at less than 100% of the fair market value of DIS

                              ORBCOMM GLOBAL, L.P.

(8)  STOCK OPTION PLAN -- (CONTINUED)
common stock at the date of grant and non-qualified stock options may not be granted at less than 85% of the fair market value of DIS common stock at the date of grant. The options vest at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions.

     The following table summarizes information regarding options under the DIS
Plan:

                                                               NUMBER     OPTION PRICE
                                                              OF SHARES    PER SHARE
                                                              ---------   ------------
Granted.....................................................  1,372,500      $0.08
Cancelled...................................................   (135,000)     $0.08
                                                              ---------
Outstanding as of December 31, 1998.........................  1,237,500      $0.08
Granted.....................................................    278,000      $1.00
                                                              ---------
Outstanding as of December 31, 1999.........................  1,515,500   $0.08-$1.00
                                                              =========

     As of December 31, 1999 and 1998, all stock options had been granted at the fair market value of DIS's common stock on the date of grant and none were exercisable. The weighted average remaining contractual life of the outstanding stock options was 8.98 years and 9.75 years as of December 31, 1999 and 1998, respectively.

(9)  STOCK BASED COMPENSATION

     The Company uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS No. 123 on the Company's net loss. The model uses certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted.

     This information and the assumptions used for 1999 and 1998 for the Equity Plan and the DIS Plan are summarized as follows:

                                                                       WEIGHTED-AVERAGE
                                                                          FAIR VALUE
                                            ADDITIONAL SHARES         PER SHARE AT GRANT      RISK-FREE
                                      AVAILABLE AS OF DECEMBER 31,           DATE           INTEREST RATE
                                      -----------------------------   ------------------   ---------------
                                         1999              1998        1999        1998    1999       1998
                                      -----------       -----------   ------       -----   ----       ----
ORBCOMM.............................     856,050               N/A    $14.97         N/A   5.61%       N/A
DIS.................................   1,484,500         1,762,500    $ 0.25       $0.08   5.61%      4.22%

     The assumed volatility, dividend yield and average expected life was 30%, zero percent and 4.5 years, respectively, for both plans for the year ended December 31, 1999 and was 30%, zero percent and 4.5 years, respectively, for the DIS Plan for the year ended December 31, 1998.

     Had the Company determined compensation cost based on the fair value at the grant date for the stock options in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $144,795,000 and $69,628,000 for the years ended December 31, 1999 and 1998, respectively.

(10)  EMPLOYEE SAVINGS PLAN

     The Company maintains the ORBCOMM Retirement Savings Plan (the "Plan"), which is a 401(k) profit sharing plan. All U.S. employees who are scheduled to work 1,000 hours in a consecutive 12-month

                              ORBCOMM GLOBAL, L.P.

(10)  EMPLOYEE SAVINGS PLAN -- (CONTINUED)
period are eligible to participate in the Plan on their dates of employment. Employees may contribute 15% of eligible compensation to the Plan and the Company matches 100% of the amount contributed by each employee up to 4% of such compensation. In addition, the Plan contains a discretionary contribution component, pursuant to which the Company may make an additional annual contribution to the Plan. As of December 31, 1999, Company contributions vested over a five-year period from the employee's date of employment. Subsequent to year end 1999, the vesting period was shortened to three years.

     Company contributions (both the Company match and the annual discretionary contribution) for the years ended December 31, 1999, 1998 and 1997 were $1,227,000, $1,127,000 and $765,000, respectively.

(11) COMMITMENTS AND CONTINGENCIES

  1999 Procurement Agreement

     In 1999, the Company entered into a procurement agreement with Orbital, as amended, under which the Company will purchase, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles at a total cost not to exceed $93,000,000. The Company's remaining obligation under this agreement is approximately $77,000,000.

  Lease Commitments

     The Company leases facilities and equipment under agreements classified as operating leases. Rental expense for 1999, 1998 and 1997 amounted to $2,227,000, $2,074,000 and $951,000, respectively, of which $815,000, $939,000 and $825,000, respectively, represents rental expense charged to the Company by Orbital as part of the Administrative Services Agreement. The future minimum rental payments under non-cancelable operating leases are as follows:

                          PERIODS                             IN THOUSANDS
                          -------                             ------------
2000........................................................     $2,179
2001........................................................      2,202
2002........................................................      2,096
2003........................................................        919
2004........................................................        526
Thereafter..................................................          0
                                                                 ------
  Total minimum lease commitments...........................     $7,922
                                                                 ======

  Contingencies

     From time to time, the Company is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims.

                              ORBCOMM GLOBAL, L.P.

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              (IN THOUSANDS)
                                           -----------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH      TOTAL
                                           --------   --------   --------   --------   ---------
1999
Total revenues...........................  $    514   $    550   $    719   $    989   $   2,772
Operating expenses (including
  depreciation)..........................    25,030     30,588     30,044     33,144     118,806
                                           --------   --------   --------   --------   ---------
Loss from operations.....................   (24,516)   (30,038)   (29,325)   (32,155)   (116,034)
Interest income (expense), net...........    (6,403)    (6,580)    (6,331)    (6,217)    (25,531)
Equity in net income (losses) of
  affiliates.............................    (2,857)     2,348     (1,388)    (1,086)     (2,983)
                                           --------   --------   --------   --------   ---------
Net loss.................................  $(33,776)  $(34,270)  $(37,044)  $(39,458)  $(144,548)
                                           ========   ========   ========   ========   =========
1998
Total revenues...........................  $    220   $    507   $    197   $    338   $   1,262
Operating expenses (including
  depreciation)..........................     9,076     16,507     18,739     19,936      64,258
                                           --------   --------   --------   --------   ---------
Loss from operations.....................    (8,856)   (16,000)   (18,542)   (19,598)    (62,996)
Interest income (expense), net...........       218        143        120     (2,381)     (1,900)
Equity in net losses of affiliates.......    (2,008)    (1,225)      (818)      (681)     (4,732)
                                           --------   --------   --------   --------   ---------
Net loss.................................  $(10,646)  $(17,082)  $(19,240)  $(22,660)  $ (69,628)
                                           ========   ========   ========   ========   =========

(13)  SUBSEQUENT EVENTS

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Orbital, Teleglobe Mobile and Orbital Communications pursuant to which:

     - Teleglobe Mobile became the Company's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000;

     - Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000;

     - the Company made arrangements to settle $91,300,000 of deferred invoiced amounts owed to Orbital; and

     - Teleglobe agreed to sell to the Company the business of ORBCOMM Canada, ORBCOMM's international licensee for Canada, and Orbital agreed to sell to the Company the assets of its GEMtrac division, which ORBCOMM has operated since March 1999.

     Additionally, Orbital Communications agreed to file an application with the FCC to transfer to the Company the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments has been made to the Company by any entity after January 1, 2000.

     On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to the Company its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and the Company assumed their business operations.

     The $91,300,000 of deferred invoiced amounts have been or will be settled as follows:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution made in ORBCOMM on that date by Teleglobe Mobile.

                              ORBCOMM GLOBAL, L.P.

(13)  SUBSEQUENT EVENTS -- (CONTINUED)
     - In March 2000, Orbital is to invoice ORBCOMM $33,082,000 and simultaneously assign such invoice to Orbital Communications. Orbital Communications will request ORBCOMM to convert the full amount of this invoice into a contribution to Orbital Communications' partnership interests in ORBCOMM.

     - The remaining $16,758,000, together with accrued interest, is to be paid by ORBCOMM to Orbital 50% on each of March 31, 2001 and June 30, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
   ORBCOMM USA, L.P.:

     We have audited the accompanying balance sheet of ORBCOMM USA, L.P. ("ORBCOMM USA") as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of ORBCOMM USA's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ORBCOMM USA as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP
Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM USA, L.P.:

     We have audited the accompanying balance sheet of ORBCOMM USA, L.P. as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA, L.P. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, DC
March 30, 1999

                               ORBCOMM USA, L.P.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $    708    $    220
  Inventory.................................................         0         309
  Other assets..............................................        34         113
  Product development.......................................         0         569
                                                              --------    --------
          Total Current Assets..............................       742       1,211
Amount due from an affiliate................................     1,225           0
                                                              --------    --------
          TOTAL ASSETS......................................  $  1,967    $  1,211
                                                              ========    ========
                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $    414    $    717
                                                              --------    --------
          Total Current Liabilities.........................       414         717
Amount due to affiliates....................................    19,217      13,342
                                                              --------    --------
          Total Liabilities.................................    19,631      14,059
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  ORBCOMM Global, L.P.......................................   (17,311)    (12,591)
  Orbital Communications Corporation........................      (353)       (257)
                                                              --------    --------
          Total Partners' Capital...........................   (17,664)    (12,848)
                                                              --------    --------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $  1,967    $  1,211
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1999          1998         1997
                                                             -------    ------------    -------
REVENUES:
  Service and product sales................................  $ 2,123      $   759       $   172
EXPENSES:
  Cost of sales............................................      895          798           383
  Marketing expenses.......................................    6,044        3,559         5,173
                                                             -------      -------       -------
          Total expenses...................................    6,939        4,357         5,556
                                                             -------      -------       -------
NET LOSS...................................................  $(4,816)     $(3,598)      $(5,384)
                                                             =======      =======       =======

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1999          1998         1997
                                                             -------    ------------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(4,816)     $(3,598)      $(5,384)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  Net changes in non-cash working capital items:
     Increase in accounts receivable.......................     (488)        (155)          (11)
     Decrease in inventory.................................      309            0             0
     Decrease in other assets..............................       79            0             0
     Decrease (increase) in product development............      569         (868)         (123)
     Increase (decrease) in accounts payable and
       accrued liabilities.................................     (303)         (86)          461
                                                             -------      -------       -------
       NET CASH USED IN OPERATING ACTIVITIES...............   (4,650)      (4,707)       (5,057)
                                                             -------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliates, net................    4,650        4,707         5,057
                                                             -------      -------       -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES...........    4,650        4,707         5,057
                                                             -------      -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................        0            0             0
CASH AND CASH EQUIVALENTS:
  Beginning of period......................................        0            0             0
                                                             -------      -------       -------
CASH AND CASH EQUIVALENTS:
  End of period............................................  $     0      $     0       $     0
                                                             =======      =======       =======

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                           ORBITAL        ORBCOMM
                                                        COMMUNICATIONS    GLOBAL,
                                                         CORPORATION        L.P.       TOTAL
                                                        --------------    --------    --------
PARTNERS' CAPITAL, DECEMBER 31, 1996..................      $ (77)        $(3,789)    $ (3,866)
  Net loss............................................       (108)         (5,276)      (5,384)
                                                            -----         --------    --------
PARTNERS' CAPITAL, DECEMBER 31, 1997..................       (185)         (9,065)      (9,250)
  Net loss............................................        (72)         (3,526)      (3,598)
                                                            -----         --------    --------
PARTNERS' CAPITAL, DECEMBER 31, 1998..................       (257)        (12,591)     (12,848)
  Net loss............................................        (96)         (4,720)      (4,816)
                                                            -----         --------    --------
PARTNERS' CAPITAL, DECEMBER 31, 1999..................      $(353)        $(17,311)   $(17,664)
                                                            =====         ========    ========

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.
                         NOTES TO FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

  Organization

     In 1993, Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, ORBCOMM became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 5).

     In April 1999, ORBCOMM and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of ORBCOMM, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of ORBCOMM for the purpose of marketing and distributing ORBCOMM's monitoring, tracking and messaging services to customers and developing applications with respect thereto.

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 26 of which were in commercial service at December 31, 1999. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System upon the occurrence of certain events (see note 5).

                               ORBCOMM USA, L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM and ORBCOMM USA emerged from their development stage in the fourth quarter of 1999. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Pursuant to banking arrangements, ORBCOMM USA has no cash or cash equivalents in accordance with a zero balance agreement with ORBCOMM. ORBCOMM considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Revenue Recognition

     ORBCOMM USA provides subscriber unit hardware to commercial customers. Revenues are recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized when services are rendered.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by ORBCOMM USA within the accompanying financial statements.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ORBCOMM USA's revenues are primarily derived from customers in the United States. ORBCOMM USA's operations for 1999 and 1998 constitute a single segment.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

(3) RELATED PARTY TRANSACTIONS

     As of December 31, 1999 and 1998, ORBCOMM USA had a net payable of $17,992,000 and $13,660,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets in the United States, which was extinguished in connection

                               ORBCOMM USA, L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3) RELATED PARTY TRANSACTIONS -- (CONTINUED) with the merger described in note 5. ORBCOMM USA obtained funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1998, ORBCOMM USA had a receivable of $318,000 from ORBCOMM International (none as of December 31, 1999).

     In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of ORBCOMM's monitoring, tracking and messaging services and associated applications to ORBCOMM Enterprises, an entity formed by ORBCOMM to distribute value-added products and services using the ORBCOMM System.

     For the years ended December 31, 1999, 1998 and 1997, ORBCOMM USA purchased $756,000, $757,000 and $383,000, respectively, of products from ORBCOMM.

     Effective January 1, 1999, ORBCOMM commenced allocating to ORBCOMM USA its respective share of expenses incurred by ORBCOMM on behalf of ORBCOMM USA. For the year ended December 31, 1999, ORBCOMM allocated to ORBCOMM USA $5,198,000 of expenses (none for the years ended December 31, 1998 and 1997).

(4) COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 5. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events which would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.

(5) SUBSEQUENT EVENTS

     On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Orbital Communications agreed to file an application with the FCC to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments has been made to ORBCOMM by any entity after January 1, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
     ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheet of ORBCOMM International Partners, L.P. ("ORBCOMM International") as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of ORBCOMM International's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ORBCOMM International as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International Partners, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP
Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheet of ORBCOMM International Partners, L.P. as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International Partners, L.P. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, DC
March 30, 1999

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $ 6,539    $ 1,023
  Current portion of deferred and prepaid contract costs....   10,870     14,733
                                                              -------    -------
          Total Current Assets..............................   17,409     15,756
Deferred and prepaid contract costs, net of current
  portion...................................................    8,383      6,146
                                                              -------    -------
          TOTAL ASSETS......................................  $25,792    $21,902
                                                              =======    =======
                       LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $   509    $   530
  Current portion of deferred revenue.......................    9,642     11,254
                                                              -------    -------
          Total Current Liabilities.........................   10,151     11,784
Amount due to affiliates....................................    4,689      7,389
Deferred revenue, net of current portion....................   14,035      8,840
                                                              -------    -------
          Total Liabilities.................................   28,875     28,013
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................      (61)      (122)
  ORBCOMM Global, L.P.......................................   (3,022)    (5,989)
                                                              -------    -------
          Total Partners' Capital...........................   (3,083)    (6,111)
                                                              -------    -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $25,792    $21,902
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
REVENUES:
  Service and product sales.................................  $15,804    $10,943    $    56
EXPENSES:
  Cost of sales.............................................    9,749     10,943        104
  Marketing expenses........................................    3,027      1,231      3,152
                                                              -------    -------    -------
          Total expenses....................................   12,776     12,174      3,256
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $ 3,028    $(1,231)   $(3,200)
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 3,028    $(1,231)   $ (3,200)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net changes in non-cash working capital items:
     Decrease (increase) in accounts receivable.............   (5,516)    (1,023)         15
     Decrease (increase) in deferred and prepaid contract
       costs................................................    1,626     (1,299)    (15,709)
     Increase (decrease) in accounts payable and accrued
       liabilities..........................................      (21)      (670)        472
     Increase in deferred revenue...........................    3,583      6,824       7,123
                                                              -------    -------    --------
       NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES........................................    2,700      2,601     (11,299)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in amount due from an affiliate..................        0          0       1,309
                                                              -------    -------    --------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............        0          0       1,309
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in amount due to affiliates...........   (2,700)    (2,601)      9,990
                                                              -------    -------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES........................................   (2,700)    (2,601)      9,990
                                                              -------    -------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................        0          0           0
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................        0          0           0
                                                              -------    -------    --------
CASH AND CASH EQUIVALENTS:
  End of period.............................................  $     0    $     0    $      0
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                              TELEGLOBE    ORBCOMM
                                                               MOBILE      GLOBAL,
                                                              PARTNERS      L.P.       TOTAL
                                                              ---------    -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1996........................    $ (34)     $(1,646)   $(1,680)
  Net loss..................................................      (64)     (3,136)     (3,200)
                                                                -----      -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1997........................      (98)     (4,782)     (4,880)
  Net loss..................................................      (24)     (1,207)     (1,231)
                                                                -----      -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1998........................     (122)     (5,989)     (6,111)
  Net income................................................       61       2,967       3,028
                                                                -----      -------    -------
PARTNERS' CAPITAL, DECEMBER 31, 1999........................    $ (61)     $(3,022)   $(3,083)
                                                                =====      =======    =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, ORBCOMM became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 7).

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 26 of which were in commercial service at December 31, 1999. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System upon the occurrence of certain events.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM and ORBCOMM International emerged from their development stage in the fourth quarter of 1999. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Pursuant to banking arrangements, ORBCOMM International has no cash and cash equivalents in accordance with a zero balance agreement with ORBCOMM. ORBCOMM considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Deferred and Prepaid Contract Costs

     Deferred and prepaid contract costs consist primarily of work-in-process for construction of gateway Earth stations for sale to international licensees.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or under agreements for the sale of subscriber unit hardware are recognized when contracts are completed, products are shipped or when customers have accepted the products or services, depending on contractual terms. License fees from service license or similar agreements are accounted for as deferred revenues and recognized ratably over the term of the agreements.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by ORBCOMM International within the accompanying financial statements.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ORBCOMM International's operations for 1999 and 1998 constitute a single segment.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1999 and 1998, ORBCOMM International had a payable of $4,689,000 and $7,071,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States, which was extinguished in connection with the merger described in note 7. ORBCOMM International obtained funds to support its operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of December 31, 1999).

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

(3)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     For the years ended December 31, 1999, 1998 and 1997, ORBCOMM International purchased $456,000, $251,000 and $104,000, respectively, of products from the Company.

     Effective January 1, 1999, ORBCOMM commenced allocating to ORBCOMM International its respective share of expenses incurred by ORBCOMM on behalf of ORBCOMM International. For the year ended December 31, 1999, ORBCOMM allocated to ORBCOMM International $3,746,000 of expenses (none for the years ended December 31, 1998 and 1997).

(4)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 7. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events which would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.

  Construction of Gateways

     ORBCOMM International has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. During 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred. The related revenue and associated costs have been properly reflected in the statements of operations. Additionally, as of December 31, 1999 and 1998, ORBCOMM International had $19,253,000 and $20,879,000, respectively, of deferred and prepaid contract costs of which $10,889,000 and $12,718,000, respectively, represents advance payments to manufacturers for gateways that have not yet been completed. Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $5,400,000 was outstanding as of December 31, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of December 31, 1999 and 1998, $1,999,000 and $1,114,000, respectively, of such costs had been included in deferred and prepaid contract costs.

     In the second quarter of 1999, ORBCOMM International recognized $3,137,000 in revenue reflecting payments previously made by its former international licensees SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd. under their respective service license agreements and associated agreements with ORBCOMM International. ORBCOMM International had terminated these licensees for non-performance and deferred recognizing this revenue pending the outcome of a motion for a preliminary

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

(4) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) injunction filed by SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus. SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by ORBCOMM International, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. On December 15, 1999, the Second Circuit summarily affirmed the district court's May 27, 1999 ruling. On January 28, 2000, we filed a motion for summary judgment, which motion is currently pending. In management's opinion, the final resolution of this matter will not have a material adverse effect on ORBCOMM's or ORBCOMM International's financial condition or results of operations.

  Contingencies

     From time to time, ORBCOMM International is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of ORBCOMM International as a result of such claims.

(5)  SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of December 31, 1999, ORBCOMM International had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of December 31, 1999 and 1998, $23,677,000 and $20,094,000, respectively, was recorded as deferred revenue under these agreements and the associated gateway procurement agreements. As of December 31, 1999, ORBCOMM International had constructed and delivered seven gateways and was obligated to construct and deliver five gateways to certain international licensees under certain of these agreements (see note 4).

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.

(6) SIGNIFICANT CUSTOMERS

     ORBCOMM International derives substantially all of its revenues from customers outside of the United States. The following sets forth the total revenues generated by international licensees that accounted for more than 10% of ORBCOMM International's total revenues during 1999 and 1998:

                                                              1999      1998
                                                              ----      ----
Customer A..................................................    *        33%
Customer B..................................................    *        34%
Customer C..................................................    *        32%
Customer D..................................................   37%        *
Customer E..................................................   21%        *
Customer F..................................................   13%        *
Customer G..................................................   20%        *

        -----------------------
        * Less than 10% of total revenues in the respective period.

     The following sets forth the accounts receivable balance from international licensees as of December 31, 1999 and 1998 that are greater than 10% of ORBCOMM International's total accounts receivable balance:

                                                                  AS OF
                                                               DECEMBER 31,
                                                              --------------
                                                              1999      1998
                                                              ----      ----
Customer A..................................................    *        99%
Customer D..................................................   25%        *
Customer H..................................................   31%        *
Customer I..................................................   17%        *

        -----------------------
        * Less than 10% of total accounts receivable as of the end of each respective period.

(7) SUBSEQUENT EVENT

     On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Teleglobe Mobile Partners:

     We have audited the accompanying consolidated balance sheet of Teleglobe Mobile Partners ("Teleglobe Mobile") as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of Teleglobe Mobile's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Teleglobe Mobile as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated March 5, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teleglobe Mobile Partners as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP

Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
  Teleglobe Mobile Partners

     We have audited the consolidated balance sheet of Teleglobe Mobile Partners (the "Partnership") as of December 31, 1998, and the consolidated statements of operations and comprehensive loss, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of ORBCOMM International Partners, L.P., a 51 percent subsidiary, the statements of which reflect total assets constituting 27 percent at December 31, 1998, of the related consolidated total. Those statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion insofar as it relates to the amounts included for ORBCOMM International Partners, L.P., is based solely on the reports of the other auditors.

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

     In our opinion, based on our audit and the reports of the other auditors, these consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Vienna, Virginia
March 5, 1999

                           TELEGLOBE MOBILE PARTNERS

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $     1         $    11
  Accounts receivable.......................................      6,539           1,023
  Current portion of deferred and prepaid contract costs....     10,870          14,733
                                                                -------         -------
          Total Current Assets..............................     17,410          15,767
Deferred and prepaid contract costs, net of current
  portion...................................................      8,383           6,146
Investments in affiliates...................................     70,075          58,467
                                                                -------         -------
          TOTAL ASSETS......................................    $95,868         $80,380
                                                                =======         =======
                            LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................    $   668         $   651
  Current portion of deferred revenue.......................      9,642          11,254
                                                                -------         -------
          Total Current Liabilities.........................     10,310          11,905
Amount due to affiliates....................................      4,689           7,389
Deferred revenue, net of current portion....................     14,035           8,840
                                                                -------         -------
          Total Liabilities.................................     29,034          28,134
Non-controlling interest in net assets of ORBCOMM
  International Partners, L.P...............................     (1,510)         (2,994)
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile, L.P.....................................     67,661          54,688
  Teleglobe Mobile Investment Inc...........................        683             552
                                                                -------         -------
          Total Partners' Capital...........................     68,344          55,240
                                                                -------         -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........    $95,868         $80,380
                                                                =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES:
  Service and product sales................................  $ 15,804    $ 10,943    $     56
EXPENSES:
  Cost of sales............................................     9,749      10,943         104
  Marketing, administrative and other expenses.............     3,115       1,408       3,565
                                                             --------    --------    --------
          Total expenses...................................    12,864      12,351       3,669
                                                             --------    --------    --------
INCOME (LOSS) FROM OPERATIONS..............................     2,940      (1,408)     (3,613)
OTHER INCOME AND EXPENSES:
  Interest income..........................................         0          53          78
  Equity in net losses of ORBCOMM Global, L.P. ............   (74,225)    (34,678)    (14,672)
  Non-controlling interest in net losses (income) of
     ORBCOMM International Partners, L.P. .................    (1,484)        603       1,568
                                                             --------    --------    --------
NET LOSS...................................................   (72,769)    (35,430)    (16,639)
OTHER COMPREHENSIVE INCOME:
  Reclassification adjustments for net holding gains on
     sales of investments of ORBCOMM Global, L.P. .........         0           0         (44)
  Currency translation adjustments.........................       174           0           0
                                                             --------    --------    --------
COMPREHENSIVE LOSS.........................................  $(72,595)   $(35,430)   $(16,683)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(72,769)   $(35,430)   $(16,639)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
  Items not affecting cash:
     Equity in net losses of ORBCOMM Global, L.P. ..........    74,225      34,678      14,672
     Non-controlling interest in net losses (income) of
       ORBCOMM International Partners, L.P. ................     1,484        (603)     (1,568)
                                                              --------    --------    --------
  SUB-TOTAL.................................................     2,940      (1,355)     (3,535)
  Net changes in non-cash working capital items:
     Increase in accounts receivable........................    (5,516)       (983)        (23)
     Decrease (increase) in deferred and prepaid contract
       costs................................................     1,626      (1,299)    (15,709)
     Increase (decrease) in accounts payable and accrued
       liabilities..........................................        17        (914)        666
     Increase in deferred revenue...........................     3,583       6,824       7,123
                                                              --------    --------    --------
       NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES........................................     2,650       2,273     (11,478)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates.................................   (85,659)    (33,500)          0
  Decrease in amount due from an affiliate..................         0           0       1,309
                                                              --------    --------    --------
       NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES........................................   (85,659)    (33,500)      1,309
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in amount due to affiliates...........    (2,700)     (2,601)      9,990
  Partners' contributions...................................    85,699      32,400           0
                                                              --------    --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............    82,999      29,799       9,990
                                                              --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (10)     (1,428)       (179)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................        11       1,439       1,618
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS:
  End of period.............................................  $      1    $     11    $  1,439
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                           TELEGLOBE MOBILE
                                   TELEGLOBE MOBILE, L.P.                   INVESTMENT INC.
                            ------------------------------------   ---------------------------------
                                         ACCUMULATED                            ACCUMULATED
                                            OTHER                                  OTHER
                            PARTNER'S   COMPREHENSIVE              PARTNER'S   COMPREHENSIVE
                             CAPITAL       INCOME        TOTAL      CAPITAL       INCOME       TOTAL
                            ---------   -------------   --------   ---------   -------------   -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1996.......  $ 51,912        $ 30        $ 51,942     $ 524          $ 1        $ 525
  Net loss................   (11,531)          0         (11,531)     (116)           0         (116)
  Share of
    reclassification
    adjustments for net
    holding gains on sales
    of investments of
    ORBCOMM Global, L.P.
    included in net
    loss..................         0         (30)            (30)        0           (1)          (1)
                            --------        ----        --------     -----          ---        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1997.......    40,381           0          40,381       408            0          408
  Capital contributions...    25,896           0          25,896       261            0          261
  Excess of contributions
    from a new partner to
    the existing
    partners..............     1,726           0           1,726        17            0           17
  Net loss................   (25,368)          0         (25,368)     (256)           0         (256)
  Reallocation of TR
    (U.S.A.) Ltd. 30%
    partnership
    interest..............    12,053           0          12,053       122            0          122
                            --------        ----        --------     -----          ---        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1998.......    54,688           0          54,688       552            0          552
  Capital contributions...    84,842           0          84,842       857            0          857
  Net loss................   (72,041)          0         (72,041)     (728)           0         (728)
  Share of ORBCOMM Global,
    L.P. currency
    translation
    adjustment............         0         172             172         0            2            2
                            --------        ----        --------     -----          ---        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1999.......  $ 67,489        $172        $ 67,661     $ 681          $ 2        $ 683
                            ========        ====        ========     =====          ===        =====


                                      TR (U.S.A) LTD.
                            ------------------------------------
                                         ACCUMULATED
                                            OTHER
                            PARTNER'S   COMPREHENSIVE
                             CAPITAL       INCOME        TOTAL      TOTAL
                            ---------   -------------   --------   --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1996.......  $ 22,473        $ 13        $ 22,486   $ 74,953
  Net loss................    (4,992)          0          (4,992)   (16,639)
  Share of
    reclassification
    adjustments for net
    holding gains on sales
    of investments of
    ORBCOMM Global, L.P.
    included in net
    loss..................         0         (13)            (13)       (44)
                            --------        ----        --------   --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1997.......    17,481           0          17,481     58,270
  Capital contributions...     6,243           0           6,243     32,400
  Excess of contributions
    from a new partner to
    the existing
    partners..............    (1,743)          0          (1,743)         0
  Net loss................    (9,806)          0          (9,806)   (35,430)
  Reallocation of TR
    (U.S.A.) Ltd. 30%
    partnership
    interest..............   (12,175)          0         (12,175)         0
                            --------        ----        --------   --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1998.......         0           0               0     55,240
  Capital contributions...         0           0               0     85,699
  Net loss................         0           0               0    (72,769)
  Share of ORBCOMM Global,
    L.P. currency
    translation
    adjustment............         0           0               0        174
                            --------        ----        --------   --------
PARTNERS' CAPITAL,
  DECEMBER 31, 1999.......  $      0        $  0        $      0   $ 68,344
                            ========        ====        ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     Teleglobe Mobile Partners, a Delaware general partnership ("Teleglobe Mobile" or the "Partnership"), is a majority owned indirect subsidiary of Teleglobe Inc. ("Teleglobe"), and is included in Teleglobe's consolidated financial statements. The Partnership was originally formed on July 21, 1993 in accordance with the provisions of the Delaware Uniform Partnership Law. As of June 29, 1994, the original partnership agreement was amended and restated by admitting TR (U.S.A.) Ltd. as a new partner to the Partnership. On December 1, 1998, TR (U.S.A.) Ltd. sold its entire partnership interest in the Partnership to Teleglobe Mobile Investment Inc., a Delaware corporation and Teleglobe Mobile L.P., a Delaware limited partnership (collectively, the "Partners"). Consequently, as of December 1, 1998, the partners' capital attributable to TR (U.S.A.) Ltd. was reallocated to the Partners and the partnership agreement was amended and restated. The Partnership's term commenced on June 29, 1994 and terminates on December 31, 2015.

     In 1993, the Partnership and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership.

     Teleglobe Mobile and Orbital Communications also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, ORBCOMM became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 8).

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 26 of which were in commercial service at December 31, 1999. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System upon the occurrence of certain events.

                           TELEGLOBE MOBILE PARTNERS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM and the Partnership emerged from their development stage in the fourth quarter of 1999. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. They include the accounts of the Partnership and its subsidiary, ORBCOMM International. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Deferred and Prepaid Contract Costs

     Deferred and prepaid contract costs consist primarily of work-in-process for construction of gateway Earth stations for sale to international licensees.

  Investments in Affiliates

     The Partnership uses the equity method of accounting for its investments in and earnings of affiliates in which the Partnership has the ability to exercise significant influence over, but does not control, such affiliates' operations. In accordance with the equity method of accounting, the Partnership's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and reduced to reflect its share of the affiliate's losses. The Partnership's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate.

     Goodwill, consisting of the excess of the cost of the Partnership's investment over its equity in the underlying net assets of ORBCOMM at the acquisition date, is included in "Investments in Affiliates." Goodwill is amortized on a straight-line basis, over ten years.

     Each year, the Partnership reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense when that determination is made.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or under agreements for the sale of subscriber unit hardware are recognized when contracts are completed, products are shipped or when customers have accepted the products or services, depending on contractual terms. License fees from service license or similar agreements are accounted for as deferred revenues and recognized ratably over the term of the agreements.

                           TELEGLOBE MOBILE PARTNERS

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by the Partnership within the accompanying consolidated financial statements.

  Fair Value of Financial Instruments

     The carrying value of the Partnership's cash and cash equivalents, receivables and accounts payable and accrued liabilities approximates fair value since all such instruments are short-term in nature.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership's operations for 1999 and 1998 constitute a single segment.

  Comprehensive Income

     As of January 1, 1998, the Partnership adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive loss consists of net loss, net holding gains on sale of investments and currency translation adjustments and is presented in the consolidated statements of operations and comprehensive loss. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Partnership's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

(3) INVESTMENTS IN AFFILIATES

     As of December 31, 1999, goodwill, net of accumulated amortization in the amount of $1,521,000 ($1,053,000 as of December 31, 1998), included in "Investments in Affiliates" was $3,104,000 ($3,572,000 as of December 31, 1998).

     Prior to the merger described in note 8 and pursuant to the terms of the relevant partnership agreements: (i) the Partnership controlled the operational and financial affairs of ORBCOMM International; and (ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since the Partnership was unable to control, but was able to exercise significant influence over, ORBCOMM's and ORBCOMM USA's operating and financial policies, the Partnership was accounting for its investments in ORBCOMM and ORBCOMM USA using the equity method of accounting.

                           TELEGLOBE MOBILE PARTNERS

(3)  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     The following tables summarize the information concerning the income, assets and liabilities of ORBCOMM, including ORBCOMM's equity interests in ORBCOMM USA and ORBCOMM International.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                 (IN THOUSANDS)
                                                         -------------------------------
                                                           1999        1998       1997
                                                         ---------   --------   --------
STATEMENTS OF OPERATIONS DATA
  Revenues.............................................  $   2,722   $  1,262   $    527
  Net Loss.............................................   (144,548)   (69,628)   (31,436)

                                                                 DECEMBER 31,
                                                                (IN THOUSANDS)
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
BALANCE SHEET DATA
  Total Assets..............................................  $389,812   $346,634
  Total Liabilities.........................................   299,063    241,844
  Partners' Capital
     Teleglobe Mobile Partners..............................    70,079     56,520
     Orbital Communications Corporation.....................    20,670     48,270

     Based on its current assessment of the overall business prospects of ORBCOMM's marketing partnerships and the ORBCOMM System, the Partnership currently believes its investments in ORBCOMM and ORBCOMM USA are fully recoverable. If in the future the ORBCOMM business is not successful, the Partnership may be required to expense part or all of its investments.

(4) RELATED PARTY TRANSACTIONS

     As of December 31, 1999 and 1998, ORBCOMM International had a payable of $4,689,000 and $7,071,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States, which was extinguished in connection with the merger described in note 8. ORBCOMM International obtained funds to support its operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of December 31, 1999).

     For the years ended December 31, 1999, 1998 and 1997, ORBCOMM International purchased $456,000, $251,000 and $104,000, respectively, of products from ORBCOMM.

     Effective January 1, 1999, ORBCOMM commenced allocating to ORBCOMM International its respective share of expenses incurred by ORBCOMM on behalf of ORBCOMM International. For the year ended December 31, 1999, ORBCOMM allocated to ORBCOMM International $3,746,000 of expenses (none for the years ended December 31, 1998 and 1997).

     In 1996, the Partnership entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Partnership. Teleglobe invoices the Partnership for these services on a monthly basis. As of December 31, 1999 and 1998, the Partnership owed Teleglobe $153,000 and $74,000, respectively, under this agreement.

                           TELEGLOBE MOBILE PARTNERS

(5) COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note
8. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events which would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.

  Construction of Gateways

     ORBCOMM International has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. During 1999, installation and final acceptance of gateways in Brazil, Argentina, Malaysia and Curacao occurred. The related revenue and associated costs have been properly reflected in the consolidated statements of operations and comprehensive loss. Additionally, as of December 31, 1999 and 1998, ORBCOMM International had $19,253,000 and $20,879,000, respectively, of deferred and prepaid contract costs of which $10,889,000 and $12,718,000, respectively, represents advance payments to manufacturers for gateways that have not yet been completed. Total commitments under the gateway manufacturing agreements approximated $22,000,000 of which approximately $5,400,000 was outstanding as of December 31, 1999. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of December 31, 1999 and 1998, $1,999,000 and $1,114,000, respectively, of such costs had been included in deferred and prepaid contract costs.

     In the second quarter of 1999, ORBCOMM International recognized $3,137,000 in revenue reflecting payments previously made by its former international licensees SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd. under their respective service license agreements and associated agreements with ORBCOMM International. ORBCOMM International had terminated these licensees for non-performance and deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus. SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by ORBCOMM International, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. On December 15, 1999, the Second Circuit summarily affirmed the district court's May 27, 1999 ruling. On January 28, 2000, we filed a motion for summary judgment, which motion is currently pending. In management's opinion, the final resolution of this matter will not have a material adverse effect on ORBCOMM's or ORBCOMM International's financial condition or results of operations.

                           TELEGLOBE MOBILE PARTNERS

(5)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
  Contingencies

     From time to time, ORBCOMM International is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of ORBCOMM International as a result of such claims.

(6) SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of December 31, 1999, ORBCOMM International had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of December 31, 1999 and 1998, $23,677,000 and $20,094,000, respectively, was recorded as deferred revenue under these agreements and the associated gateway procurement agreements. As of December 31, 1999, ORBCOMM International had constructed and delivered seven gateways and was obligated to construct and deliver five gateways to certain international licensees under certain of these agreements (see note 5).

                           TELEGLOBE MOBILE PARTNERS

(7) SIGNIFICANT CUSTOMERS

     ORBCOMM International derives substantially all of its revenues from customers outside of the United States. The following sets forth the total revenues generated by international licensees that accounted for more than 10% of ORBCOMM International's total revenues during 1999 and 1998:

                                                              1999    1998
                                                              ----    ----
Customer A..................................................   *       33%
Customer B..................................................   *       34%
Customer C..................................................   *       32%
Customer D..................................................   37%     *
Customer E..................................................   21%     *
Customer F..................................................   13%     *
Customer G..................................................   20%     *

---------------
        * Less than 10% of total revenues in the respective period.

     The following sets forth the accounts receivable balance from international licensees as of December 31, 1999 and 1998 that are greater than 10% of ORBCOMM International's total accounts receivable balance:

                                                                 AS OF
                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Customer A..................................................   *       99%
Customer D..................................................   25%     *
Customer H..................................................   31%     *
Customer I..................................................   17%     *

---------------
        * Less than 10% of total accounts receivable as of the end of each respective period.

(8) SUBSEQUENT EVENTS

     Effective as of January 1, 2000, Teleglobe Mobile entered into an agreement with ORBCOMM, Teleglobe, Orbital and Orbital Communications pursuant to which:

     - Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000;

     - Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000; and

     - ORBCOMM made arrangements to settle deferred invoiced amounts owed to Orbital.

     On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Orbital Communications Corporation:

     We have audited the accompanying consolidated balance sheet of Orbital Communications Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated February 16, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                      Arthur Andersen LLP

Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Orbital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Orbital Communications Corporation and subsidiary (a subsidiary of Orbital Sciences Corporation) as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                      KPMG LLP

Washington, D.C.
February 16, 1999

                       ORBITAL COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $      10    $     10
  Accounts receivable and other current assets..............        830       1,247
                                                              ---------    --------
          Total Current Assets..............................        840       1,257
Investments in affiliates...................................     30,699      56,111
                                                              ---------    --------
          TOTAL ASSETS......................................  $  31,539    $ 57,368
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Accounts payable and other accrued liabilities -- current...  $     270    $    724
Due to parent and affiliates -- non-current.................    173,358     123,677
                                                              ---------    --------
          Total Liabilities.................................    173,628     124,401
Non-controlling interest in net assets of consolidated
  subsidiary................................................     (8,656)     (6,296)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock, par value $0.01;
     8,000,000 shares authorized;
     4,818,892 and 4,783,892 shares issued;
     4,713,620 and 4,688,320 shares outstanding,
     respectively...........................................         48          48
  Additional paid-in capital................................        732         452
  Treasury stock, at cost, 105,272 and 95,572 shares,
     respectively...........................................     (1,193)       (770)
  Accumulated deficit.......................................   (133,020)    (60,467)
                                                              ---------    --------
          Total Stockholders' Deficit.......................   (133,433)    (60,737)
                                                              ---------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......  $  31,539    $ 57,368
                                                              =========    ========

      See accompanying footnotes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
SERVICE AND PRODUCT SALES...................................  $  2,126    $    759    $    172
EXPENSES:
  Costs of sales............................................       584         775         383
  Marketing, administrative and other expenses..............     6,541       3,617       5,202
                                                              --------    --------    --------
          Total expenses....................................     7,125       4,392       5,585
                                                              --------    --------    --------
LOSS FROM OPERATIONS........................................    (4,999)     (3,633)     (5,413)
OTHER INCOME AND EXPENSES:
  Equity in net losses of affiliates........................   (69,914)    (33,050)    (13,004)
  Non-controlling interest in net losses of consolidated
     subsidiary.............................................     2,360       1,763       2,639
                                                              --------    --------    --------
Net loss....................................................  $(72,553)   $(34,920)   $(15,778)
                                                              ========    ========    ========

      See accompanying footnotes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(72,553)   $(34,920)   $(15,778)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  ITEMS NOT AFFECTING CASH:
     Equity in net losses of affiliates                         69,914      33,050      13,004
     Non-controlling interest in net losses of consolidated
      subsidiary                                                (2,360)     (1,763)     (2,639)
                                                              --------    --------    --------
  SUB-TOTAL                                                     67,554      31,287      10,365
  Net change in non-cash working capital items:
     Decrease (increase) in accounts receivable and other
      current assets                                               417      (1,059)       (159)
     Increase (decrease) in accounts payable and other
      accrued liabilities                                         (617)        (82)        301
                                                              --------    --------    --------
     NET CASH USED IN OPERATING ACTIVITIES                      (5,199)     (4,774)     (5,271)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                                    (44,502)    (34,498)          0
                                                              --------    --------    --------
     NET CASH USED IN INVESTING ACTIVITIES                     (44,502)    (34,498)          0
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees                  280         102         141
  Purchases of treasury stock                                     (260)        (40)       (575)
  Repayments of promissory notes                                     0        (331)       (166)
  Net borrowings from parent and affiliates                     49,681      39,517       5,763
                                                              --------    --------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  49,701      39,248       5,163
                                                              --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            0         (24)       (108)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               10          34         142
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS:
  End of period                                               $     10    $     10    $     34
                                                              ========    ========    ========

NON-CASH TRANSACTION: As discussed in note 7 of the accompanying footnotes, during 1999, 9,700 common shares were repurchased for cash of $260,000 and a promissory note of $163,000.

      See accompanying footnotes to the consolidated financial statement.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    COMMON STOCK      ADDITIONAL    TREASURY STOCK     ACCUMULATED
                                 ------------------    PAID-IN     -----------------    EARNINGS
                                  SHARES     AMOUNT    CAPITAL     SHARES    AMOUNT     (DEFICIT)      TOTAL
                                 ---------   ------   ----------   -------   -------   -----------   ---------
BALANCE, DECEMBER 31, 1996.....  4,730,392    $47        $210       50,772   $  (155)   $  (9,769)   $  (9,667)
  Shares issued to employees...     20,900      1         140            0         0            0          141
  Treasury stock purchased.....          0      0           0       43,800      (575)           0         (575)
  Net loss.....................          0      0           0            0         0      (15,778)     (15,778)
                                 ---------    ---        ----      -------   -------    ---------    ---------
BALANCE, DECEMBER 31, 1997.....  4,751,292     48         350       94,572      (730)     (25,547)     (25,879)
  Shares issued to employees...     32,600      0         102            0         0            0          102
  Treasury stock purchased.....          0      0           0        1,000       (40)           0          (40)
  Net loss.....................          0      0           0            0         0      (34,920)     (34,920)
                                 ---------    ---        ----      -------   -------    ---------    ---------
BALANCE, DECEMBER 31, 1998.....  4,783,892     48         452       95,572      (770)     (60,467)     (60,737)
  Shares issued to employees...     35,000      0         280            0         0            0          280
  Treasury stock purchased.....          0      0           0        9,700      (423)           0         (423)
  Net loss.....................          0      0           0            0         0      (72,553)     (72,553)
                                 ---------    ---        ----      -------   -------    ---------    ---------
BALANCE, DECEMBER 31, 1999.....  4,818,892    $48        $732      105,272   $(1,193)   $(133,020)   $(133,433)
                                 =========    ===        ====      =======   =======    =========    =========

      See accompanying footnotes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     Orbital Communications Corporation ("Orbital Communications") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, Orbital Communications and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of December 31, 1999, each of Orbital Communications and Teleglobe Mobile is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, Orbital Communications is a 2% general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% general partner in ORBCOMM International. Directly and indirectly, as of December 31, 1999, Orbital Communications holds and controls 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 9).

     Pursuant to the terms of the relevant partnership agreements, and prior to the merger referred to in note 9, as of December 31, 1999: (i) Orbital Communications and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Orbital Communications controls and consolidates the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since Orbital Communications is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial policies, Orbital Communications accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

     In April 1999, ORBCOMM formed ORBCOMM Enterprises, L.P. ("ORBCOMM Enterprises"), a Delaware limited partnership for the purpose of marketing and distributing ORBCOMM's monitoring, tracking and messaging services to customers and developing applications with respect thereto. In May 1999, ORBCOMM USA transferred approximately $700,000 of its assets to ORBCOMM Enterprises.

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM low-Earth orbit ("LEO") satellite data communication system (the "ORBCOMM System"). The ORBCOMM System is comprised of three operational segments: (i) a space segment consisting of 35 LEO satellites, 26 of which were in commercial service at December 31, 1999; (ii) a ground and control segment consisting of a network control center, which serves as the global control for the satellites' gateway Earth stations which send signals to and receive signals from the satellites, and (iii) a subscriber segment consisting of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has received licenses from the FCC granting Orbital Communications full operational authority for the ORBCOMM System. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the entities that become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses if certain events occur (see note
9).

                       ORBITAL COMMUNICATIONS CORPORATION

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Orbital Communications and ORBCOMM USA. All material transactions and accounts between consolidated entities have been eliminated.

  Revenue Recognition

     ORBCOMM USA provides subscriber unit hardware and services to customers. Revenues from product sales are recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized when service is rendered.

  Income Taxes

     Orbital Communications is included in Orbital's consolidated Federal income tax returns. Orbital Communications determines its provision for income taxes as if it were filing on a separate return basis. Orbital Communications recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Investments in Affiliates and Recoverability of Long-Lived Assets

     Orbital Communications uses the equity method of accounting for its investments in and equity in earnings (losses) of affiliates in which Orbital Communications has the ability to significantly influence, but not control the affiliates' operations. In accordance with the equity method of accounting, Orbital Communications' carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses. Orbital Communications' investment is also increased to reflect contributions to, and decreased to reflect distributions from, the affiliate. Any excess of the amount of Orbital Communications' investment over the amount of Orbital Communications' underlying equity in each affiliate's net assets is amortized over a period of 20 years.

     Orbital Communications' policy is to review its long-lived assets, including its investments in affiliates, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Orbital Communications recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset.

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Fair Value of Financial Instruments

     The carrying value of Orbital Communications' current assets and current liabilities approximate fair value since all such instruments are short-term in nature.

  Stock Based Compensation

     Orbital Communications accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to: (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS 123 had been applied. Orbital Communications has elected to continue to apply the provisions of APB 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS 123.

(3) INVESTMENTS IN AFFILIATES

     At December 31, 1999 and 1998, Orbital Communications had approximately $30,699,000 and $56,111,000, respectively, in investments in affiliates relating to ORBCOMM and ORBCOMM International. At December 31, 1999 and 1998, ORBCOMM had $389,812,000 and $346,634,000 in total assets, $299,063,000 and $241,844,000 in total liabilities and $90,749,000 and $104,790,000 of total partners' capital, respectively. ORBCOMM recorded $2,772,000, $1,262,000 and $527,000 in revenues and $144,548,000, $69,628,000 and $31,436,000 in net losses for the years ended
December 31, 1999, 1998 and 1997, respectively. The difference between Orbital Communications' investment in ORBCOMM and the amount of Orbital Communications' underlying equity in ORBCOMM is primarily due to ORBCOMM accounting for its interests in ORBCOMM USA using the equity method of accounting, while Orbital Communications consolidates its interests in ORBCOMM USA. Based on the amended terms of the Partnership Agreement as explained in note 9, and its current assessment of the overall business prospects of the ORBCOMM System, Orbital Communications currently believes its investments in ORBCOMM and ORBCOMM International are fully recoverable. If in the future, the ORBCOMM business is not successful, Orbital Communications may be required to expense part or all of its investments.

(4) RELATED PARTY TRANSACTIONS

     Orbital Communications obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1999 and 1998, Orbital Communications owed Orbital $154,973,000 and $110,287,000, respectively, none of which is currently payable. As of December 31, 1999 and 1998, Orbital Communications owed ORBCOMM $393,000 and $48,000, respectively.

     ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1999 and 1998, ORBCOMM USA owed ORBCOMM $17,992,000 and $13,342,000, respectively. This liability was extinguished in connection with the merger described in note 9.

(5) INCOME TAXES

     Orbital Communications had no current or deferred provision for income taxes for the years ended December 31, 1999, 1998, and 1997.

                       ORBITAL COMMUNICATIONS CORPORATION

(5)  INCOME TAXES -- (CONTINUED)
     The differences between the actual taxes and taxes computed at the U.S. Federal income tax rate are summarized as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
U.S. Federal statutory rate.............................  (35%)   (35%)   (34%)
Change in valuation allowance...........................   35%     35%     34%
                                                          ---     ---     ---
Effective rate..........................................    0%      0%      0%
                                                          ===     ===     ===

     The tax effects of significant temporary differences are as follows:

                                                            DECEMBER 31,
                                                           (IN THOUSANDS)
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
Deferred Tax Assets:
  Net operating loss carryforward and other...........  $ 72,902    $ 35,994
  Valuation allowance.................................   (48,870)    (21,283)
                                                        --------    --------
          Tax assets net..............................    24,032      14,711

Deferred Tax Liabilities:
  Book/Tax differences attributable to partnership
     items............................................   (24,032)    (14,711)
                                                        --------    --------
          Net deferred tax assets.....................  $      0    $      0
                                                        ========    ========

     Orbital Communications provides a valuation allowance against its net deferred tax assets given the trend of taxable losses in prior years.

(6) COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM System revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by Orbital Communications and Teleglobe Mobile and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 9. The guarantees are non-recourse to Orbital Communications' shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe).

(7) STOCK OPTION PLAN

     Orbital Communications adopted a stock option plan in 1992 (the "Orbital Communications Plan"). The Orbital Communications Plan provides for grants of incentive and non-qualified stock options to officers and employees of Orbital Communications, ORBCOMM, ORBCOMM USA, ORBCOMM International and Orbital to purchase Orbital Communications' common stock. Under the terms of the Orbital Communications Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of Orbital Communications common stock at the date of grant as determined by Orbital Communications' Board of Directors. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period following the date of grant.

                       ORBITAL COMMUNICATIONS CORPORATION

(7)  STOCK OPTION PLAN -- (CONTINUED)
     Certain provisions of the Orbital Communications Plan require Orbital Communications to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The total amount of cash for stock repurchases and promissory note repayments is restricted to $1,000,000 per year, in accordance with the terms of the Notes (see note 6). During 1999, 1998 and 1997, Orbital Communications repurchased 9,700, 1,000 and 43,800 common shares, respectively, by paying $260,000, $40,000 and $575,000 in cash, respectively. A promissory note of $163,000 was issued in 1999 in connection with the repurchase of the 9,700 common shares.

     Orbital Communications' Board of Directors is required to determine the fair value of Orbital Communications' common stock semiannually in March and September. The Board of Directors has not yet determined the fair value of the common stock as of September 1999, to be used in its offer to repurchase shares. The price that will eventually be used may be contested by certain shareholders. The maximum number of shares that may be repurchased is approximately 43,000. The aggregate repurchase amount is not expected to exceed $2,000,000, however, the maximum amount that would be paid is limited to $1,000,000 per year as described in the preceding paragraph.

     The following two tables summarize information regarding options under the Orbital Communications Plan for the last three years:

                                                                     WEIGHTED      OUTSTANDING
                                     NUMBER      OPTION PRICE        AVERAGE           AND
                                    OF SHARES      PER SHARE      EXERCISE PRICE   EXERCISABLE
                                    ---------   ---------------   --------------   -----------
OUTSTANDING AT DECEMBER 31,
  1996............................    598,830   $ 1.50 -- $25.00      $ 9.40         393,903
     Granted......................    284,500       $26.50            $26.50
     Exercised....................    (20,900)  $ 1.50 -- $25.00      $ 6.68
     Canceled or Expired..........   (112,600)  $ 1.50 -- $25.00      $14.86
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1997............................    749,830   $ 1.50 -- $26.50      $15.22         415,804
     Granted......................    305,300   $26.50 -- $39.75      $32.37
     Exercised....................    (32,600)  $ 1.50 -- $13.00      $ 3.15
     Canceled or Expired..........    (17,700)  $ 1.50 -- $26.50      $23.94
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1998............................  1,004,830   $ 1.50 -- $39.75      $20.40         520,864
     Granted......................     36,000   $39.75 -- $43.67      $43.34
     Exercised....................    (35,000)  $ 1.50 -- $26.50      $ 8.02
     Canceled or Expired..........   (287,825)  $ 4.00 -- $43.67      $27.84
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1999............................    718,005   $ 1.50 -- $43.67      $19.18         531,739
                                    =========   ===============       ======

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ------------------------------------------------------   -----------------------------------
                       NUMBER        WEIGHTED AVERAGE                           NUMBER
   RANGE OF         OUTSTANDING         REMAINING       WEIGHTED AVERAGE     EXERCISABLE      WEIGHTED AVERAGE
EXERCISE PRICES   AT DEC. 31, 1999   CONTRACTUAL LIFE    EXERCISE PRICE    AT DEC. 31, 1999    EXERCISE PRICE
---------------   ----------------   ----------------   ----------------   ----------------   ----------------
$ 1.50 -- $ 4.00       217,040             2.83              $ 2.41            217,040             $ 2.41
$ 5.25 -- $25.00       144,790             4.56              $14.44            139,165             $14.01
    $26.50             235,500             7.83              $26.50            145,709             $26.50
$39.75 -- $43.67       120,675             8.48              $40.72             29,825             $39.75
---------------      ---------             ----              ------            -------             ------
$ 1.50 -- $43.67       718,005             5.77              $19.18            531,739             $14.14
===============      =========             ====              ======            =======             ======

                       ORBITAL COMMUNICATIONS CORPORATION

(8) STOCK BASED COMPENSATION

     Orbital Communications uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS 123 on Orbital Communications' net loss. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1999, 1998 and 1997, respectively, are as follows: volatility 30%; dividend yield, zero percent; average expected life, 4.5 years; risk free interest rate, 5.6%, 5.4% and 6.1%; additional shares available, 308,750, 56,925 and 48,878;
and weighted-average exercise price per option grant, $43.34, $32.37 and $26.50.

     Had the company determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, Orbital Communications' net loss would have been $72,885,000, $36,666,000 and $16,460,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

(9) SUBSEQUENT EVENTS

     Effective as of January 1, 2000, Orbital Communications entered into an agreement with ORBCOMM, Teleglobe, Orbital, and Teleglobe Mobile pursuant to which:

     - Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000; and

     - Orbital Communications remained a limited partner in ORBCOMM, with a minority ownership interest of approximately 36% as of January 1, 2000.

     On January 26, 2000, Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively. As a result of this contribution, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Orbital Communications has agreed to file an application with the FCC to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments is made to ORBCOMM by any entity after January 1, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     Our partnership agreement provides that the management of ORBCOMM is the exclusive responsibility of our general partner. Our officers are nominated by our President and elected by our general partner and exercise such authority as they are granted by our general partner.

EXECUTIVE OFFICERS, DIRECTORS AND PARTNER REPRESENTATIVES

     (a) ORBCOMM.

     Executive Officers. The following are our executive officers as of March 15, 2000:

        NAME               AGE                          POSITION
--------------------       ---       ----------------------------------------------
Scott L. Webster           47        Chairman, President and Chief Executive
                                      Officer
William J. Meder           57        Vice Chairman and Vice President, Strategic
                                      Relations
Richard G. Tennant         55        Senior Vice President, Chief Financial Officer
                                      and Treasurer
Andre Halley               53        Executive Vice President, Global Marketing and
                                      Distribution
Mary Ellen Seravalli       41        Senior Vice President, General Counsel and
                                      Secretary

     Scott L. Webster has been our President since April 1999 and has been our Chairman and Chief Executive Officer since February 1998. Mr. Webster has been the President of Orbital Communications since 1997. He is a co-founder of Orbital, and served in various consulting capacities with Orbital from 1993 to 1996. He served as President of Orbital's Space Data Division from 1990 to 1993 and was Executive Vice President of that organization from 1989 to 1990. Mr. Webster served as Orbital's Vice President and Senior Vice President of Marketing from Orbital's inception in 1982 until 1989. Previously, he held technical and management positions at Advanced Technology Laboratories and Litton Industries.

     William J. Meder has been our Vice President, Strategic Relations since February 1998 and has been our Vice Chairman since May 1999. He was our Vice President, Special Projects from July 1997 to February 1998 and Vice Chairman, Strategic Relationships from February 1998 to May 1999. Mr. Meder also has been President of ORBCOMM Canada Inc., a majority-owned subsidiary of Teleglobe, since August 1994 and is also a part-owner of ORBCOMM Canada. From 1993 to 1994, Mr. Meder was a business consultant and, from 1990 to 1993, Chief Operating Officer of Henry Birks and Sons Ltd. From 1982 to 1989, Mr. Meder was the Chief Executive Officer of Comp-u-Card Canada Inc. and, from 1978 to 1982, Chief Executive Officer of Imperial Manufacturing Inc. Before 1978, Mr. Meder spent 13 years with IBM in various senior management positions. Mr. Meder was formerly a chairman of Syscor, an information services company serving hospitals in the Montreal area, and President of the Young Presidents Association.

     Richard G. Tennant has been our Senior Vice President, Chief Financial Officer and Treasurer since April 1999. From December 1998 to March 1999, Mr. Tennant provided financial consulting and advisory services to Information Resource Engineering, Inc., a provider of security solutions for the Internet and other shared networks for private communication, as well as several other technology companies. From July 1997 to November 1998, Mr. Tennant was Senior Vice President and Chief Financial Officer of Information Resource Engineering. From 1987 to 1997, Mr. Tennant was the Chief Financial Officer and Vice President of Finance for Netrix Corporation, a telecommunications company that provides wide-area network hardware and software. From 1978 to 1987, Mr. Tennant was Senior Vice President and Chief Financial Officer of LTX Corporation, which designs and manufacturers semiconductor test equipment. Between 1982 and 1992, Mr. Tennant was also a director of LTX Corporation. In January 2000, Mr. Tennant was elected a director of The Burton Group, Inc., a provider of network computing architecture, research and advisory services.

     Andre Halley has been our Executive Vice President, Global Marketing and Distribution since November 1999, and from April 1998 to October 1999, Mr. Halley was our Senior Vice President, International Market Development. Mr. Halley was our Managing Director from May 1998 to May 1999. From April 1996 to April 1998, Mr. Halley was employed by both Teleglobe Canada, Inc. and Teleglobe GmbH and was seconded to ORBCOMM International to provide it with management consulting services for international market development projects. From 1994 to 1996, Mr. Halley was Vice President, Europe, Middle East and Africa for Teleglobe Canada. From 1992 to 1994, Mr. Halley was President of Optinet Communications, a value-added carrier involved in the design, engineering and operation of multimedia networks and from 1990 to 1992, he was President of Cellular Canada, a national supplier of cellular equipment and related services. From 1986 to 1989, Mr. Halley was Vice President, Operations, Eastern Region for Bell Cellular, where he was responsible for, among other things, the expansion of Bell Cellular's client base and deployment of its system infrastructure. From 1988 to 1989, he was also President of Cellnet Canada, a Canadian association of cellular operators. Prior to 1987, Mr. Halley held various positions with Bell Canada, including Division Sales Manager, National Accounts, Sales and Marketing and Account Representative.

     Mary Ellen Seravalli has been our Senior Vice President, General Counsel and Secretary since January 1997, and from January 1996 to December 1996 she was our Vice President and General Counsel. From 1991 to 1995, Ms. Seravalli was Assistant General Counsel of Orbital and from January 1995 to December 1995 she was also a Vice President of Orbital. Prior to joining Orbital in 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she represented both lenders and borrowers in connection with the establishment of various types of credit facilities.

PARTNER REPRESENTATIVES

     Pursuant to our partnership agreement, Teleglobe Mobile, our general partner, is represented at the meetings of the partners by up to three authorized representatives. In addition, so long as Orbital Communications' participation percentage in us is not less than 15%, then at each meeting of the partners, two representatives of Orbital Communications, as well as our Chief Executive Officer, are entitled to be present as observers. Either partner may by notice to the other change its designated authorized representatives. Set forth below is information regarding each of the partners' representatives.

Teleglobe Mobile:

     Claude Seguin, 50, is Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc., the managing partner of Teleglobe Mobile. He has also been the Executive Vice President, Finance and Chief Financial Officer of Teleglobe since October 1992. Mr. Seguin served in the Quebec Finance Ministry as Deputy Minister from 1987 to 1992 and as Assistant Deputy Minister from 1983 to 1987. In the former capacity, Mr. Seguin oversaw all departmental activities relating to Quebec's budgetary, fiscal and economic policies and was in charge of financing and treasury operations for the entire government. Mr. Seguin sits on the boards of Financiere Banque Nationale and New Skies Satellites N.V. He is also a former governor of the Montreal Exchange and former director of Telesystem International Wireless Corporation, Caisse de depot et placement du Quebec, Desjardins Laurentian Financial Corporation and La Societe generale de financement du Quebec. He is a director of L'Institut de Cardiologie de Montreal and L' Ecole des Hautes Etudes Commerciales de Montreal.

     Andre Bourbonnais, 38, is President of Teleglobe Mobile Investment. He has also been Vice President, Chief Legal Officer and Corporate Secretary of Teleglobe since January 1, 1999. Mr. Bourbonnais joined Teleglobe in 1993 as Senior Legal Counsel and was later promoted to Director, Legal Affairs and Vice

President, Legal Affairs and Corporate Secretary. From 1990 to 1993, Mr. Bourbonnais was an associate, then a partner, at Transact International, a consulting firm based in Monte Carlo, Monaco. Mr. Bourbonnais began his career at the law firm of Stikeman Elliott in 1986 as a corporate attorney. Mr. Bourbonnais holds an L.L.M. from the London School of Economics.

     William J. Meder is a representative of Teleglobe Mobile.

Orbital Communications:

     David W. Thompson, 46, is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of Orbital since 1982. From 1981 to 1982, Mr. Thompson was Special Assistant to the President at Hughes Aircraft Company's Missile Systems Group. From 1977 to 1979, Mr. Thompson was employed by NASA at the Marshall Space Flight Center as a project manager and engineer. Prior to 1977, he worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.

     Jeffrey V. Pirone, 39, has been Executive Vice President and Chief Financial Officer of Orbital since January 1998. Prior to January 1998, Mr. Pirone held a number of positions at Orbital, including Senior Vice President and Chief Financial Officer and Vice President and Controller. Mr. Pirone has also been the Vice President and Chief Financial Officer of Orbital Communications since June 1996. Prior to joining Orbital in 1991, Mr. Pirone was a Senior Manager at KPMG LLP.

     (b) ORBCOMM Global Capital.

     Executive Officers and Directors. The following are ORBCOMM Global Capital's executive officers and directors as of March 15, 2000:

        NAME               AGE                      POSITION
--------------------       ---       --------------------------------------
Scott L. Webster           47        President and Director
Richard G. Tennant         55        Vice President, Treasurer and Director
Carol P. Hanna             37        Vice President, Finance
Mary Ellen Seravalli       41        Vice President and Secretary

     All of the above-named executive officers and directors of ORBCOMM Global Capital (except for Ms. Hanna) were elected in May 1999. Ms. Hanna has been the Vice President, Finance of ORBCOMM Global Capital since November 11, 1999.

     Carol P. Hanna has been our Vice President, Finance since September 1999. From 1997 to 1999, Ms. Hanna was Director of Finance and Accounting of PRA International, a contract drug development company. From 1992 to 1997, Ms. Hanna was Controller and Director of Corporate Taxation of Applied Bioscience International Inc, a contract drug development and environmental consulting company. From 1985 to 1992, Ms. Hanna was employed by Arthur Andersen LLP, and from 1990 to 1992, held the position of Tax Manager. Ms. Hanna is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation earned, awarded or paid in the fiscal years ended December 31, 1999, 1998 and 1997, as applicable, to those persons who were at December 31, 1999: (i) our Chief Executive Officer, (ii) our four other most highly compensated executive officers who were serving as executive officers at December 31, 1999 and (iii) one additional former executive officer of the

Company for whom disclosures would have been provided pursuant to paragraph (ii) except that such individual was not serving as an executive officer at December 31, 1999 (collectively, the "Named Officers").

                                                                          LONG-TERM
                                          ANNUAL COMPENSATION           COMPENSATION
                                    --------------------------------   ---------------
                                                                          NUMBER OF
                                                                         SECURITIES
                                                                         UNDERLYING         ALL OTHER
   NAME AND PRINCIPAL POSITION      YEAR       SALARY        BONUS     OPTIONS/SARS(1)   COMPENSATION(2)
----------------------------------- ----      --------      --------   ---------------   ---------------
Scott L. Webster................... 1999      $262,500      $159,000        15,000          $ 83,789(4)
  Chairman, President and Chief     1998       250,000       287,500(3)     100,000           49,575(4)
  Executive Officer                 1997(5)         --            --            --                --
William J. Meder................... 1999            --       137,570        50,000           241,000(8)
  Vice Chairman and Vice President, 1998            --       235,000(6)      20,000(7)       216,300(8)
  Strategic Relations(9)            1997(5)         --            --            --                --
Richard G. Tennant................. 1999       123,750        34,000        28,000             4,634
  Senior Vice President and         1998(5)         --            --            --                --
  Chief Financial Officer(10)       1997(5)         --            --            --                --
Andre Halley....................... 1999       191,500       103,180        20,000            21,980(12)
  Executive Vice President,         1998       170,000        59,683        20,000            17,873(12)
  Global Marketing and              1997(5)         --            --            --                --
  Distribution(11)
Mary Ellen Seravalli............... 1999       175,000        65,820        10,000            10,457
  Senior Vice President and         1998       165,000        50,000        15,000             8,024
  General Counsel                   1997       150,000        52,531            --             7,645
Robert F. Latham................... 1999       172,700            --            --           276,689(14)
  Executive Vice President and      1998       220,000        73,700        40,000             7,121
  Chief Operating Officer(13)       1997       108,692(15)   157,800(16)      70,000          32,250(17)

------------------------------
 (1) The 1999 amounts for all officers except 20,000 of the 28,000 amount for Mr. Tennant represent shares of common stock of ORBCOMM Corporation subject to options granted under the ORBCOM Global, L.P. and ORBCOMM Corporation 1999 Equity Plan (the "ORBCOMM Stock Option Plan"). All other amounts, including 20,000 of the 1999 amount for Mr. Tennant, represent shares of common stock of OCC subject to options granted under the Orbital Communications Corporation 1992 Stock Option Plan (the "OCC Stock Option Plan").

 (2) The 1999, 1998 and 1997 amounts for all officers except Mr. Meder and, to the extent noted below, Mr. Halley include matching and profit sharing contributions made under our 401(k) plan and our Group Term Life Insurance premiums paid by us in the following amounts, respectively: Mr. Webster, 1999, $5,892 and $1,220, 1998, $3,077 and $498; Mr. Tennant, 1999, $3,717
     and $917; Ms. Seravalli, 1999, $9,978 and $479, 1998, 7,501 and $523 and
     1997, $7,645 and $0; Mr. Latham, 1999, $10,413 and $2,427, 1998, $6,400 and
     $721, 1997, $4,638 and $1,218; and Mr. Halley (Group Term Life Insurance premium payments only, see note 11), 1999, $980 and 1998, $373.

 (3) Includes an amount paid to Mr. Webster as consideration for Mr. Webster becoming our Chairman and Chief Executive Officer in February 1998, as well as a year-end bonus.

 (4) Of these amounts $76,677 represents a one-time housing allowance paid to Mr. Webster in 1999, and $46,000 represents moving expenses paid in 1998, respectively.

 (5) No compensation is reported where the individual did not serve as one of our executive officers during a given fiscal year.

 (6) Includes an amount paid to Mr. Meder as consideration for Mr. Meder becoming our Vice Chairman-Strategic Relationships and Vice President, Strategic Relations, as well as a year-end bonus.

 (7) Securities underlying options granted to Mr. Meder do not include securities underlying options to purchase 90,000 shares of common stock of Dolphin Information Services pursuant to the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Stock Option Plan").

 (8) Of these amounts, approximately $33,000 and $8,300 represent consideration paid to Mr. Meder in 1999 and 1998, respectively, in his capacity as President of Dolphin Software Services, which position Mr. Meder assumed in October 1998 and $208,000 of such amounts represents amounts paid by us in each of 1999 and 1998 to ORBCOMM Canada pursuant to the March 18, 1998 consulting agreement with ORBCOMM Canada in consideration for the services provided by Mr. Meder as an officer of ours.

 (9) Mr. Meder commenced employment as an executive officer of ours in August 1998.

(10) Mr. Tennant became our Senior Vice President and Chief Financial Officer in April 1999.

(11) Mr. Halley commenced employment as an executive officer of ours in August 1998.

(12) In 1999 and 1998, $21,000 and $17,500, respectively, was paid to Mr. Halley as additional compensation in lieu of other benefits.

(13) Mr. Latham ceased to be our President and Chief Operating Officer in September 1999.

(14) Includes $263,849 of compensation paid by us when Mr. Latham ceased to be our President and Chief Operating Officer in September 1999.

(15) Represents compensation beginning in May 1997 when Mr. Latham started his employment with us.

(16) Includes an amount paid to Mr. Latham as consideration for Mr. Latham becoming our President and Chief Operating Officer, as well as a year-end bonus.

(17) This amount includes $10,385 in consulting fees earned prior to Mr. Latham's employment with us, $14,009 in moving expenses and $2,000 in legal fees paid by us.

OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information on grants of stock options to the Named Officers pursuant to the OCC Stock Option Plan for the fiscal year ended December 31, 1999, which options are reflected in the Summary Compensation Table.

                                                INDIVIDUAL GRANTS
                          --------------------------------------------------------------   POTENTIAL REALIZED VALUE
                          NUMBER OF                                                           AT ASSUMED RATES OF
                          SECURITIES    % OF TOTAL                PRICE ON                 STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO    EXERCISE     DATE OF                      FOR OPTION TERM
                           OPTIONS     EMPLOYEES IN     PRICE       GRANT     EXPIRATION   -------------------------
          NAME             GRANTED     FISCAL YEAR    ($/SHARE)   ($/SHARE)      DATE          5%            10%
          ----            ----------   ------------   ---------   ---------   ----------       --            ---
Richard G. Tennant......    20,000        55.56        $43.67      $43.67     06/01/09       549,277      1,391,975

     Shown below is information on grants of stock options to the Named Officers pursuant to the ORBCOMM Stock Option Plan for the fiscal year ended December 31, 1999, which options are reflected in the Summary Compensation Table:

                                                INDIVIDUAL GRANTS
                          --------------------------------------------------------------   POTENTIAL REALIZED VALUE
                          NUMBER OF                                                           AT ASSUMED RATES OF
                          SECURITIES    % OF TOTAL                PRICE ON                 STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO    EXERCISE     DATE OF                      FOR OPTION TERM
                           OPTIONS     EMPLOYEES IN     PRICE       GRANT     EXPIRATION   -------------------------
          NAME             GRANTED     FISCAL YEAR    ($/SHARE)   ($/SHARE)      DATE          5%            10%
          ----            ----------   ------------   ---------   ---------   ----------       --            ---
Scott L. Webster........    15,000         2.11        $14.97      $14.97     08/27/09       141,218        357,875
William J. Meder........    50,000         7.05         14.97       14.97     08/27/09       470,728      1,192,916
Richard G. Tennant......     8,000         1.13         14.97       14.97     08/27/09        75,316        190,867
Andre Halley............    20,000         2.82         14.97       14.97     08/27/09       188,291        477,166
Mary Ellen Seravalli....    10,000         1.41         14.97       14.97     08/27/09        94,146        238,583

STOCK OPTION PLANS

     We have granted options under the ORBCOMM Stock Option Plan, Dolphin Information Services has granted options under the DIS Stock Option Plan and Orbital Communications has granted options under the OCC Stock Option Plan, in each case to, among others, our executive officers.

     The OCC 1992 Stock Option Plan provides for grants by Orbital Communications of either incentive or non-qualified stock options to directors (other than outside directors), officers and employees of Orbital
Communications, its parent, its subsidiaries and ORBCOMM. Under its terms:

        - incentive options may not be granted at less than 100% of the fair market value at the date of grant;

        - incentive options granted to an individual then owning more than 10% of the total combined voting power of all classes of stock of Orbital Communications or any of its subsidiaries may not be granted at less than 110% of the fair market value at the date of grant; and

        - non-qualified options may not be granted at less than 85% of the fair market value at the date of grant.

     Each option vests at a rate set by the board of directors in each individual's stock option agreement, generally in one-fourth increments over a four-year period following the date of grant. All options expire no more than ten years following the grant date.

     As of December 31, 1999, 1.1 million shares of common stock were authorized for issuance, of which options to acquire 718,005 shares were outstanding at exercise prices ranging from $1.50 to $43.67. Of the total number of options outstanding, 531,739 were exercisable as of December 31, 1999.

     The DIS 1998 Stock Option Plan provides for grants of either incentive or non-qualified stock options to directors, officers, and employees of Dolphin Information Services and its subsidiaries. Under its terms:

        - incentive options may not be granted at less than 100% of the fair market value at the date of grant;

        - incentive options granted to an individual then owning more than 10% of the total combined voting power of all classes of stock of Dolphin Information Services or any of its subsidiaries may not be granted at less than 110% of the fair market value at the date of grant; and

        - non-qualified options may not be granted at less than 85% of the fair market value at the date of grant.

     Each option vests at a rate set by the board of directors in each individual's stock option agreement, although, all options granted to date vest on the third anniversary of the grant date. All options expire no more than ten years following the grant date.

     As of December 31, 1999, three million shares of common stock were authorized for issuance, of which options to acquire 1,515,500 shares were outstanding at exercise prices equal to $0.08 and $1.00. Of the total number of options outstanding, none are currently exercisable.

     The ORBCOMM Stock Option Plan provides for grants of either incentive or non-qualified stock options to directors, officers, employees and consultants of each entity and its subsidiaries. Under its terms:

        - (a) incentive options and (b) non-qualified options granted to independent directors may not be granted at less than 100% of the fair market value at the date of grant;

        - incentive options granted to an individual then owning more than 10% of the total combined voting power of all classes of stock of ORBCOMM Corporation or any of its subsidiaries may not be granted at less than 110% of the fair market value at the date of grant; and

        - non-qualified options may not be granted at less than 85% of the fair market value at the date of grant.

     Each option vests at a rate set by the Compensation Committee of ORBCOMM or ORBCOMM Corporation, as applicable, or the board of directors of ORBCOMM Corporation with respect to independent directors; provided that options granted to independent directors shall vest in one-third increments over a three-year period following the date of grant. Generally, all options granted to date vest on the third anniversary of the grant date. All options expire no more than ten years following the grant date.

     As of December 31, 1999, 1.5 million shares of common stock were authorized for issuance, of which options to acquire 643,950 shares were outstanding at an exercise price equal to $14.97. Of the total number of options outstanding, none are currently exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of our partnership interests as of March 15, 2000:

                      NAME AND ADDRESS                        PARTNERSHIP INTERESTS
                      ----------------                        ---------------------
Teleglobe Mobile Partners(1)................................           66%
  c/o Teleglobe Inc.
  1000, rue de La Gauchetiere ouest
  Montreal, Quebec H3B 4X5
Orbital Communications Corporation(2).......................           34%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166

------------------------------
(1) Teleglobe Mobile is a wholly owned indirect subsidiary of Teleglobe. As a result, the partnership interests beneficially owned by Teleglobe Mobile are deemed to be beneficially owned by Teleglobe.

(2) Orbital Communications is a majority-owned subsidiary of Orbital. As a result, the partnership interests beneficially owned by Orbital Communications are deemed to be beneficially owned by Orbital.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMNIBUS AGREEMENT

     The following is a summary of certain provisions of the Omnibus Agreement, dated as of January 1, 2000, entered into among Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications and us for the purpose of governing our ownership and financing and certain other transactions. This summary is qualified in its entirety by reference to the Omnibus Agreement.

     Amendments to the Partnership Agreement. Pursuant to the terms of the Omnibus Agreement, the parties agreed to, among other things, the following amendments to our Partnership Agreement. These amendments are reflected in the Partnership Agreement, amended and restated as of January 1, 2000, the terms of which are more fully described under "The Partnership Agreement." Except as otherwise specifically provided, all of the following amendments were effective as of January 1, 2000.

        - Teleglobe Mobile is now our sole general partner with the exclusive responsibility for managing our affairs. Teleglobe Mobile also remains a limited partner;

        - Orbital Communications converted its general partner interest into a limited partner interest;

        - for purposes of calculating participation percentages following additional capital contributions from January 1, 2000, such contributions will be accorded a 75% premium based on a new formula, with the effect that a partner contributing less than its pro-rata share will be diluted more than under our previous partnership agreement;

        - provisions subjecting certain of our actions to the approval of at least 86% of the participation percentages of our partners have been eliminated and replaced (as described below under "The Partnership Agreement");

        - except for the quarterly review of our financial performance and business, our general partner has no obligation to call meetings of the partners. However, if and when such meetings are called and so long as Orbital Communications' participation percentage is in excess of 15%, Orbital Communications is entitled to have two representatives and our Chief Executive Officer present at such meetings as observers; and

        - all distributions shall be made to the partners pro rata in accordance with their respective participation percentages instead of their respective capital preferences.

     Financing. Pursuant to the terms of the Omnibus Agreement, the parties thereto agreed to the following:

        - amounts that Orbital deferred invoicing us under the 1995 and 1996 procurement agreements as of July 1999 were $66,163,290;

        - on January 26, 2000:

         - Orbital invoiced us $33,081,645, representing half of this amount;

         - Teleglobe Mobile contributed $33,081,645 in exchange for partnership interests in us;

         - we paid the above-mentioned invoice to Orbital; and

         - Orbital paid $33,081,645 due to Teleglobe pursuant to previously issued promissory notes and such notes were cancelled;

        - on March 3, 2000:

         - Orbital invoiced us $33,081,645, representing the other half of this amount;

         - Orbital assigned such invoice to Orbital Communications;

         - Orbital Communications requested us to convert the full amount of such invoice into a contribution to partnership interests in us;

         - we accepted such request and such invoice was deemed fully paid; and

         - the respective participation percentages of the partners were adjusted pursuant to the terms of our partnership agreement;

        - from July through December 1999, Orbital deferred invoicing us an additional $25,137,209 under the procurement agreements, subject to further adjustments to be agreed upon by the parties.

        - On January 26, 2000:

         - Orbital invoiced us $8,379,070, representing one-third of this amount;

         - Teleglobe Mobile contributed $8,379,070 in exchange for partnership interests in us;

         - we paid the above-mentioned invoice to Orbital; and

         - the respective participation percentages of the partners were adjusted pursuant to the terms of our partnership agreement.

     In addition, Orbital will invoice us $8,379,070 on each of March 31, 2001 and June 30, 2001, representing the balance of this amount together with accrued interest. In the event we fail to pay certain of these invoices by a specified date, Orbital will have, among other rights, the option to convert the whole of the unpaid amounts covered by the applicable invoice into a contribution to partnership interests in us according to a prescribed mechanism.

     Other Agreements. Pursuant to the terms of the Omnibus Agreement, the parties thereto agreed to the following:

        - we granted Orbital an opportunity to bid on all requests for proposals we initiate for the construction, integration, test, launch and operation of satellites not currently covered or to be covered under the procurement agreements, the whole according to a prescribed mechanism;

        - Teleglobe agreed to sell to us the business of ORBCOMM Canada, our international licensee for Canada, and Orbital agreed to sell to us the assets of its GEMtrac division, which is a business engaged in developing, designing, manufacturing, marketing and selling to commercial customers automated tracking and cargo status data systems for unpowered mobile assets, and which we have operated since March 1999;

        - Orbital and Orbital Communications agreed to, within three business days of the date by which an aggregate of $75 million in capital contributions or similar equity investments will have been made to us by any entity after January 1, 2000 (excluding certain contributions), file an application with the FCC to transfer to us the FCC licenses held by Orbital Communications with respect to the ORBCOMM system, which obligation is subject to certain conditions; and

        - we agreed to execute a sub-lease with Orbital with respect to certain premises currently being built for us on the Orbital campus in Dulles, Virginia, where most of our Virginia-based employees will be relocated in the coming months.

MASTER AGREEMENT

     As of June 30, 1993, Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications entered into the master agreement that sets forth the principles upon which the parties have agreed to develop, construct and operate the ORBCOMM system. The master agreement subsequently has been amended and restated and currently provides for the following:

     Covenants Relating to Orbital Communications. Orbital and Orbital Communications have agreed:

        - to preserve Orbital Communications' corporate existence;

        - to use all commercially reasonable efforts to obtain and maintain all material U.S. operating licenses and permits necessary for the construction, operation and marketing of the ORBCOMM system;

        - to ensure that so long as Orbital Communications holds any of the FCC licenses, Orbital Communications will:

         - remain a subsidiary of Orbital, other than as a result of options exercised under the OCC Stock Option Plan;

         - carry on no business other than the construction, operation and marketing of the ORBCOMM system or businesses that are in furtherance of, or in connection with, the expansion of the ORBCOMM system; and

         - remain the sole holder of the FCC licenses required for the construction, launch and operation of the ORBCOMM system (other than FCC licenses for individual user transceivers and FCC licenses held by us);

        - subject to certain exceptions, that Orbital Communications will not grant, create, assume, incur or suffer to exist any lien affecting Orbital Communications or any of its property, rights, revenues or assets and that in no circumstances will Orbital Communications grant, create, assume, incur or suffer to exist any lien on any of the FCC licenses held by Orbital Communications;

        - subject to certain exceptions, that Orbital will not dispose of any debt interest in Orbital Communications and that Orbital Communications will not sell, transfer, convey, lease or otherwise dispose of any assets;

        - that Orbital Communications will not consolidate, merge or amalgamate with any other person;

        - subject to certain exceptions in accordance with certain specified agreements entered into by the parties to the master agreement (the "Definitive Agreements"), that Orbital and Orbital Communications will not create, amend or repeal any by-laws or modify the Orbital Communications certificate of incorporation;

        - subject to certain exceptions in accordance with the Definitive Agreements, that Orbital Communications will not make any loans or give any financial guarantees for the obligations of any other party; and

        - that Orbital and Orbital Communications will not make any assignment for the benefit of creditors or subject Orbital Communications to any proceedings under any bankruptcy or insolvency law or take steps to wind up or terminate Orbital Communications' corporate existence or engage in any financial restructuring.

     Covenant Relating to Teleglobe Mobile. Teleglobe and Teleglobe Mobile have agreed to preserve Teleglobe Mobile's existence.

     Change of Control. In the event of a Change of Control (as defined in the master agreement) of Orbital or Teleglobe (the "Change of Control Party"), Teleglobe Mobile or Orbital Communications, as the case may be (the "Non-Change of Control Party"), has the option:

        - for a period of 180 days from such Change of Control (the "Option Period") to require the Change of Control Party to purchase the Non-Change of Control Party's interest in us at an aggregate price equal to the greater of:

         - the Non-Change of Control Party's aggregate Unrecouped Capital Preferences (as defined in the master agreement) in such partnerships; and

         - the Non-Change of Control Party's direct and indirect Participation Percentage (as defined in the master agreement) in each such partnership multiplied by the fair market value (as defined in the master agreement) of each such partnership; or

         - to cause our general partner to adopt a resolution providing that, in the event there is a deadlock on a matter requiring the approval of a Majority in Interest (as defined in the master agreement) of the partners, our President shall be entitled to decide on such matter by way of casting a vote or otherwise, as deemed appropriate by the Non-Change of Control Party, notwithstanding any contrary provision set forth in our partnership agreement; and

         - subject to the receipt of all necessary government approvals, upon a Change of Control of Orbital, Orbital agrees to cause Orbital Communications to transfer to us all of the FCC licenses then held by Orbital Communications relating to the construction, launch or operation of the ORBCOMM system.

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications have entered into the proprietary information and non-competition agreement, restated as of September 12, 1995, to protect any confidential and proprietary information that may be disclosed by any party to another in connection with the development, construction, operation and marketing of the ORBCOMM system. The parties to the agreement that are in receipt of proprietary information agree that they will not, during and for a period of five years after the term of the agreement, use, disclose or otherwise disseminate such proprietary information to any person or make use of the proprietary information for their own benefit or for the benefit of any other person. Teleglobe and Orbital entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Teleglobe and Orbital agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity:

        - except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements, carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Teleglobe or Orbital or their respective affiliates in offering commercial, LEO, non-voice satellite communication services operating in the 137-150 MHz band or such other frequency allocated to the little LEO MSS below 1 GHz; provided, however, that Orbital Communications and Orbital are permitted to:

         - sell satellites, launch vehicles, launch services and communication services to non-commercial entities without limitation; and

         - provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years;

        - assist in or influence the hiring by any person who competes with Teleglobe or Orbital or their respective affiliates of any salesman, distributor, or employee of Teleglobe or Orbital or their respective affiliates, or otherwise cause any person having a business relationship with Teleglobe or Orbital or their respective affiliates to sever such relationship; or

        - employ any person to work on or represent the ORBCOMM system who will also work on or represent another mobile communication system, without first notifying our President.

     Neither of Teleglobe or Orbital will be in default of its obligations under this portion of the proprietary information and non-competition agreement by virtue of holding for portfolio purposes as a passive investor no more than five percent of the issued and outstanding public equity securities of a corporation.

     Indemnification. Teleglobe and Orbital agree to indemnify and save harmless one another and their respective affiliates and representatives from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the proprietary information and non-competition agreement by a party who is not indemnified.

AGREEMENTS WITH ORBITAL:

     1995 PROCUREMENT AGREEMENT

     As of September 12, 1995, we entered into a procurement agreement with Orbital pursuant to which Orbital has undertaken responsibility for the overall design, development, construction, integration, testing and operation of the ORBCOMM system. The 1995 procurement agreement was the result of arm's-length negotiations between Orbital and Teleglobe Mobile that took place prior to Teleglobe Mobile's decision to exercise an option to invest approximately $75 million in additional equity in us. The 1995 procurement agreement has subsequently been amended and currently provides for the following:

     Orbital agreed to develop, construct and deliver and launch 34 ORBCOMM satellites (33 of which have been successfully launched and one of which has yet to be launched) and complete the construction and design of the U.S. ground segment. Orbital will also provide in-orbit check-out support for up to 120 days after the launch of the seven satellites in December 1999.

     We have agreed to pay Orbital approximately $207 million for satellite construction, launch services and other work specified in the 1995 procurement agreement, not including certain incentive fees.

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

     Delivery; Title and Risk of Loss. With respect to a satellite launch using the Pegasus launch vehicle, delivery of the launch vehicle and satellites occurs on separation of the launch vehicle from Orbital's L-1011 aircraft. With respect to a satellite launch using a Taurus launch vehicle, delivery of the satellites occurs on intentional ignition of the Taurus launch vehicle. At such time, title to and risk of loss or damage passes to us and our sole remedy for launch failure, defects, failures to conform to applicable specifications or any other requirements is limited to:

        - non-payment to Orbital of the specified milestone payment and any satellite performance incentive payment; and

        - termination of the 1995 procurement agreement.

     Limitation of Liability. Under no circumstances, regardless of fault, shall Orbital be liable for any damage greater than $10.0 million excluding:

        - any unpaid portion of Category A Milestone payments; and

        - any unpaid portion of the in-orbit performance incentive payment.

     Intellectual Property. In general, all designs, inventions, processes, technical data, drawings and/or confidential information related to the satellites, launch vehicle launch services, the network control center and U.S. gateway Earth stations provided by Orbital under the 1995 procurement agreement are the exclusive property of Orbital and its subcontractors. All rights, title and interest in and to all underlying intellectual property relating to the work to be performed pursuant to the 1995 procurement agreement will remain exclusively in Orbital and its subcontractors, notwithstanding Orbital's disclosure of any information or delivery of any data items to us or our payment to Orbital for engineering or non-recurring charges. We agreed not to use or disclose such information or property to any third party without the prior written consent of Orbital.

     1999 PROCUREMENT AGREEMENT

     In February 1999, we entered into a new fixed-price procurement agreement with Orbital, as amended, under which Orbital will construct, integrate, test, launch and operate 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles at a total cost not to exceed $93 million. In addition, we have the option to procure up to three additional satellites and associated launch services using the Pegasus launch vehicle on or before December 31, 2000, and, with respect to the launch services, after December 31, 2000.

     With respect to the satellites being procured and under certain circumstances, we will share a portion of the benefits of any cost savings realized by Orbital. The 1999 procurement agreement also includes specified incentive payments and provides for other adjustments.

     Launch Pause Option. We may, only once, on prior written notice, require Orbital to pause the work on the second firm launch on either (a) February 1, 2000 or (b) June 1, 2000, in each case, for a period of no longer than 24 months. Orbital shall cease to provide us with the monthly invoices described above, but will be entitled to invoice us at the time that we exercise the launch pause option at the amounts set forth in the agreement. These amounts may be refunded in whole or in part as provided in the agreement if Orbital makes use of the launch motor vehicle for another launch during the pause period. We also must pay Orbital a fixed monthly fee for each complete month that elapses during the pause period.

     Incentive Payments. In addition to the above prices for work and service, Orbital is entitled to receive an incentive fee per functional satellite if more than two-thirds of the satellites in any one launch are functional.

     Regulatory Matters. Orbital is required to use all commercially reasonable efforts directly or through its subsidiaries:

        - to obtain and maintain the required U.S. regulatory authority needed to construct, launch and operate the satellites; and

        - to take reasonable actions in any regulatory proceedings to defend any claims against any regulatory authority granted to Orbital or any of its subsidiaries in connection with the satellites.

     Title and Risk of Loss. Title to and risk of loss or damage of the Pegasus launch vehicle and satellites occurs on separation of the launch vehicle from Orbital's L-1011 aircraft. However, in the event we elect to store satellites prior to a launch, we bear the risk of loss of those satellites, with such risk covered by insurance provided by Orbital pursuant to the agreement.

     Limitation of Liability. Under no circumstances, regardless of fault, shall Orbital be liable for any damage greater than $3 million.

     Stop Work. We may at any time by written order to Orbital require Orbital to stop all or any part of the work called for by the 1999 procurement agreement for a period of 60 days or for any further period to which the parties may agree. Within a period of 60 days after a stop-work is delivered to Orbital, or within any extension of that period to which the parties agree, we will either
(a) cancel the stop-work order and make an equitable adjustment to the 1999 procurement agreement for the delay; or (b) terminate the work, subject to such stop-work order, as provided in the 1999 procurement agreement or if Orbital otherwise agrees to terminate.

     Intellectual Property. The intellectual property terms of the 1999 procurement agreement are substantially similar to those of the 1995 procurement agreement. Notwithstanding the foregoing, we own certain intellectual property named in the 1999 procurement agreement either exclusively, or jointly with Orbital, and all rights, title and interest in and to this intellectual property will remain exclusively with us, or jointly with us and Orbital, as applicable.

     Each of ORBCOMM and Orbital grants to the other a non-exclusive license to use the other party's intellectual property for purposes of performing work under the agreement.

     Termination. We may, by written notice of termination to Orbital, terminate the 1999 procurement agreement upon the failure of Orbital:

        - to achieve any of the milestones within 40 weeks after the scheduled completion date set forth in the agreements provided that scheduled completion dates can be extended by any excusable delay as a result of a force majeure event; or

        - to comply in any material respect with any of the provisions of the 1999 procurement agreement and to correct such failure, within 60 days from the date of Orbital's receipt of written notice thereof from us, setting forth in detail our basis for termination of the 1999 procurement agreement.

     However, damage to stored satellites caused by something other than the gross negligence or willful misconduct of Orbital is not an event of termination.

     AMENDED AND RESTATED ADMINISTRATIVE SERVICES AGREEMENT

     As of January 1, 1997, we entered into an amended and restated administrative services agreement with Orbital that sets forth the terms on which Orbital has agreed to provide office space and certain administrative and other services to us. The administrative services agreement currently provides for the following:

     Orbital has agreed to provide us with defined office space for a total price per month that is based on our occupied useable square footage as a percentage of total useable square footage in any Orbital facility occupied by us, and is equal to our pro rata portion of all Orbital's monthly costs and expenses relating to the applicable facility, including but not limited to rent, mortgage (including interest), operating expenses, taxes, building maintenance, utilities, janitorial services, landscaping, management fees and leasehold improvement amortization for interior buildout. Orbital also has agreed to provide us with certain use and occupancy services on a cost-reimbursable basis (as specified therein). The use and occupancy services that are available from Orbital include management information systems services, security and facilities support, telephone switchboard and communication services, employee training services and other support services, some of which we are currently using. Finally, Orbital has agreed to provide various administrative and executive management services to us on a cost-reimbursable basis (as specified therein). The administrative and executive management services that are available from Orbital include accounting support, payroll processing, miscellaneous purchasing services, personnel services and other administrative services, some of which we are currently using.

     We have agreed to indemnify Orbital, its directors, officers or employees against any liability in connection with any actions arising out of the performance of the services except to the extent that such liability arises from Orbital's gross negligence or willful misconduct.

     The administrative services agreement continues in effect so long as any of the categories of office space or administrative services are being provided by Orbital, provided that we have the right to terminate any or all of the administrative services being provided by Orbital on 90 days' prior written notice to Orbital, and provided further that we have the right to terminate the provision by Orbital of any office space occupied by us only upon the expiration of the lease relating to such office space.

     RESELLER AGREEMENT

     On March 3, 1997, we entered into a reseller agreement with Orbital. The agreement has subsequently been amended and currently provides, subject to certain exclusions, for a grant by us to Orbital of a non-exclusive right to market and resell our products and services for intelligent transportation system monitoring, tracking and messaging applications to federal, state and local government and commercial accounts. The agreement provides that Orbital will pay us an activation fee for each new subscriber and monthly access and usage fees for each new and current subscriber solicited by Orbital to use the ORBCOMM system.

     The term of the agreement is for one year renewable automatically for additional terms of one year each unless either party gives the other 60 days' written notice of its desire to terminate the agreement.

AGREEMENTS WITH ORBITAL COMMUNICATIONS:

     ORBCOMM SYSTEM CONSTRUCTION AND OPERATIONS AGREEMENT

     As of January 26, 2000, we entered into the ORBCOMM system construction and operations agreement with Orbital Communications. Under the terms of the ORBCOMM system construction and operations agreement, we have agreed to develop, construct, deploy, manage and operate, subject to Orbital Communications ultimate control, the ORBCOMM system satellites and the system assets, in consideration for which Orbital Communications has granted to us the right to market, sell, lease and franchise all output capacity. We have agreed to pay Orbital Communications $100,000 in 2000 for use of this output capacity.

     We have agreed to indemnify Orbital Communications from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items constructed by us pursuant to the authority granted in the system construction agreement, but only to the same extent as the indemnification received by us from Orbital pursuant to the 1995 procurement agreement or the 1999 procurement agreement.

     CONSULTING AGREEMENT

     In January 2000, we entered into a consulting agreement with Orbital Communications pursuant to which we provide certain regulatory consulting services. We expect to receive approximately $80,000 in fees for these services in 2000.

AGREEMENTS WITH ORBCOMM CANADA:

     SERVICES AGREEMENT

     As of December 9, 1998, we entered into a services agreement with ORBCOMM Canada, a majority-owned subsidiary of Teleglobe and an international licensee, which provides that we will have full time use of the services of certain ORBCOMM Canada employees. We pay to ORBCOMM Canada the base compensation for each individual and we reimburse ORBCOMM Canada for its payments to them of bonuses, commissions, business expenses and the cost of their health and dental insurance. ORBCOMM Canada is entitled to invoice us monthly for all amounts due under the agreement.

     CONSULTING AGREEMENT

     As of March 18, 1998, we entered into a consulting agreement with ORBCOMM Canada, which provides that ORBCOMM Canada will furnish us with certain business and industry consultancy services including:

        - arranging meetings with senior executives of Fortune 100 companies with the objective of developing business relationships for our services;

        - providing advice and counsel to our marketing executives to build and extend our business partner relationships;

        - acting as the executive contact for certain application developers, manufacturers and related vendors;

        - providing advice and counsel to our management as it develops and improves business processes, with a particular focus on sales and pricing policies and practices; and

        - establishing strategic relationships with key partners on a global basis.

     In consideration for these consultancy services, we agreed to pay ORBCOMM Canada $1,000 per day, not to exceed $4,000 in any calendar week. Either party may terminate the consulting agreement by giving ten days written notice to the other party.

     SERVICE LICENSE AGREEMENT

     On December 19, 1995, we entered into a service license agreement with ORBCOMM Canada. Under the terms of this agreement, which provides for an initial ten-year term and is renewable for up to an additional ten years, we granted to ORBCOMM Canada an exclusive license to market our services throughout Canada and a non-exclusive license to market our services in international waters.

     The agreement provides that ORBCOMM Canada will obtain the necessary regulatory approvals, procure the necessary ground infrastructure and use commercially reasonable efforts to advertise, promote and market the ORBCOMM system throughout Canada. In addition, ORBCOMM Canada has agreed to pay certain license fees according to the provisions of the agreement. Finally, ORBCOMM Canada will pay to us a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee, although currently, the satellite usage fee is calculated as a percentage gross operating revenues.

AGREEMENTS WITH MAGELLAN:

     SUBSCRIBER UNIT MANUFACTURE AGREEMENT

     As of July 31, 1996, we entered into a subscriber unit manufacture agreement with Magellan. Under the terms of the agreement, which provides for a ten-year term, Magellan agrees to manufacture, distribute and service subscriber units to be used with the ORBCOMM system according to our specifications and technical requirements. Under the terms of the agreement, we authorize Magellan to use our subscriber unit software in subscriber units Magellan offers for sale to us or to any other buyer. We also authorize Magellan to manufacture and sell subscriber units that have been type-approved by us. Under the terms of the agreement, we do not remit any payments to Magellan for the development, manufacture or delivery of any subscriber units not specifically purchased by us. Moreover, the agreement provides that Magellan shall pay us a per-subscriber unit royalty for each unit that Magellan sells.

     TECHNOLOGY DEVELOPMENT AND LICENSE AGREEMENT

     As of October 29, 1998, we entered into a technology development and license agreement with Magellan pursuant to which Magellan has agreed to design and develop a modem board and associated chips for use in connection with certain of our subscriber units or with other communication systems. Under the agreement, we have agreed to pay Magellan approximately $1.3 million to design and develop the modem board and associated chips, which amount is subject to adjustment based on Magellan's early completion of, or its failure to complete, certain milestones under the agreement. The agreement establishes a target price for the modem board and the associated chip set based on order quantities of at least 50,000 of each case. The target price for the modem board may be renegotiated by us and Magellan on completion of certain milestones set forth in the statement of work attached to the agreement and in the event the target price is then unacceptable to either of the parties. In addition, the target price for the modem board is subject to review by either of the parties at any time after the units are in production and may be changed based on market or other considerations. The agreement requires that each of the parties work together to generate orders for at least 50,000 modem boards at least three months before the release of the board into production. If any of the modem boards remain unsold, we are obligated to purchase one-half of the unsold boards. Once the boards go into production, we also have the option to purchase the modem boards from Magellan for resale to third-party customers; in such event, our price will not be higher than the lowest price provided by Magellan to any of its customers, subject to certain discounts.

     Under the terms of the agreement, Magellan owns all right and title to the modem board (including the modem software) and the chips, while we retain all right and title to the modem specification and the modem software specification. Under certain circumstances, which include non-performance by Magellan under the agreement, discontinuation by Magellan of its ORBCOMM system modem board business or Magellan's failure to release the modem board into production by a specified date, Magellan is required to grant to us a non-transferable, non-exclusive, worldwide license to make or have made the modems, and to sublicense the design of the modem to third parties for purposes of their making or having made the modems. In the event Magellan grants such a license to us and we use or sublicense such technology licensed by Magellan, we are required to pay to Magellan licensee fees and per unit royalties as described in the agreement.

     Six months after the modem board goes into production, Magellan will offer, on reasonable commercial terms, the modem board for license to any third party that desires to purchase such a license for the purpose of manufacturing and selling the modem board on the open market. In addition, eight months after the modem board goes into production, Magellan is obligated to license, on commercially reasonable terms, the chip(s) that comprise the modem board to any third party that desires to obtain such a license for the purpose of manufacturing and selling our chip(s) on the open market.

     Under the terms of the agreement, on the earlier of (a) the release of the modem board into production and (b) April 30, 2000, Magellan is required to put into escrow all design information regarding the modem board, the modem software and the chips including, but not limited to, all source code, specifications, schematics and test and calibration procedures. Magellan covenants that the design information is sufficient in all material respects to enable a competent third-party manufacturer to begin, promptly following release of the design information, production of the modem board. We are entitled to the release of the design information from escrow under certain circumstances, including termination of the agreement due to the bankruptcy or insolvency of Magellan, non-performance by Magellan under the agreement, discontinuation by Magellan of its ORBCOMM system modem board business or Magellan's failure to release the modem board into production by a specified date.

                           THE PARTNERSHIP AGREEMENT

     The following paragraphs are a summary of certain provisions of our current Partnership Agreement, restated as of January 1, 2000, and such summary is qualified in its entirety by reference to our Partnership Agreement. Unless otherwise described herein, references to the "Partnership" constitute references to ORBCOMM Global, L.P.

     Organization and Duration. The Partnership will dissolve on December 31, 2013, unless sooner dissolved with the consent of the general partner or upon removal, withdrawal, resignation, liquidation or bankruptcy of the last remaining general partner (unless a new general partner is appointed within 90 days with the unanimous consent of the remaining partners).

     General Partner; Management. Teleglobe Mobile is our sole general partner. The management of the Partnership is the exclusive responsibility of the general partner and, except as provided by law or except as specified in the Partnership Agreement and summarized below, the act of the general partner is the act of the Partnership.

     The Partnership Agreement provides for meetings of the partners to be called by the general partner. Except for the quarterly review of our financial and business performance, the general partner has no obligation to call meetings of the partners. However, if and when such meetings are called and so long as Orbital Communications' participation percentage in us is not less than 15%, Orbital Communications will be entitled to have two representatives and our Chief Executive Officer present at such meetings as observers. The general partner is represented at the meetings by up to three authorized representatives, although one representative of the general partner is entitled to vote the general partner's participation percentage.

     The Partnership Agreement provides for the election of officers to provide for the day-to-day operation of the Partnership. Officers are nominated by the President of the Partnership and elected by the general partner. Officers exercise the authority granted to such officers by the general partner. Under the terms of the Partnership Agreement, the general partner is required to appoint one or more officers to have authority to act for the Partnership with respect to the procurement agreement. Officers are subject to removal for any reason by approval of the general partner.

     Certain Actions.  Under the Partnership Agreement:

        - so long as Orbital Communications' participation percentage is at least equal to 15%, its approval will be required for us to:

         - enter into any transaction with an affiliate of the general partner; and

         - make an assignment for the benefit of creditors, decide to subject ourselves to any proceedings under any bankruptcy or insolvency law, decide to avail us of the benefit of any other legislation for the benefit of debtors, or take steps to wind up or terminate our existence;

        - so long as Orbital Communications' participation percentage is at least equal to 31.67%, its approval will be required for us to:

         - transfer all or substantially all our assets or contract to do so;

         - merge or consolidate with any other entity, subject to certain exceptions;

         - enter into any additional lines of business other than as contemplated in the Partnership Agreement or directly related thereto;

         - select or remove our independent certified public accountant or adopt, or modify in any material respect, any significant accounting policy or tax policy;

         - determine our value for purposes of the change of control provisions found in the Master Agreement; and

         - amend any provision of the Partnership Agreement, subject to certain exceptions set forth in the Partnership Agreement; and

        - so long as Orbital Communications owns any interest in us, its approval will be required to modify, in a manner detrimental to Orbital Communications, certain provisions of the Partnership Agreement relating to the allocation of partnership interests, distributions, partners' accounts, allocation of partnership income and expenses, and dissolution, subject to certain exceptions.

     Capital Contributions. Pursuant to the terms of the Partnership Agreement, for purposes of calculating participation percentages following additional capital contributions from January 1, 2000, such contributions will be accorded a 75% premium based on a prescribed formula.

     Indemnification. The Partnership has agreed to indemnify the general partner and all of its officers, directors, partners, employees, and agents from and against any and all claims or liabilities arising out of or in connection with any action taken or omitted by the general partner or the officers of the Partnership pursuant to authority granted by the Partnership Agreement so long as the indemnified party's conduct did not constitute gross negligence, willful or wanton misconduct or bad faith. The Partnership Agreement further provides that the general partner and all of its officers, directors, partners, employees and agents will not be liable to the Partnership or the limited partners for any act or omission by the general partner or any of its officers, directors, partners, employees and agents, except as such act or omission results from gross negligence, willful or wanton misconduct or bad faith.

     Liquidation and Distribution of Proceeds. Upon the dissolution of the Partnership, the general partner, or, in the case of the removal, withdrawal, resignation, liquidation or bankruptcy of the general partner, one of the limited partners elected by a majority vote of the limited partners, shall act as liquidator to wind up the Partnership. The liquidator shall have full power and authority to sell, assign and encumber any or all of the Partnership's assets and to wind up and liquidate the affairs of the Partnership in an orderly and business-like manner. All proceeds from liquidation shall be distributed in the following order of priority:

        - to the payment of the debts and liabilities of the Partnership and expenses of liquidation;

        - to the setting up of such reserves as the liquidator may reasonably deem necessary for any contingent liability of the Partnership; and

        - the balance, if any, to the partners in the proportions of their participation percentages.

     Allocations and Distributions. Allocations of net income and net loss of the partners shall generally be allocated to the capital accounts of partners in proportion to their participation percentage. Except as set forth below, or in the case of liquidating distributions, the amount and timing of distributions by the Partnership are determined in the discretion of the general partner. All distributions will be made to partners in proportion to their participation percentages. The Partnership Agreement provides for a minimum distribution each year in an amount sufficient to ensure that each partner shall have received at least an amount equal to the product of (1) 40% multiplied by (2) the lesser of
(a) such partner's distributive share of the Partnership's estimated taxable income for the preceding fiscal year or (b) the excess of cumulative net income over cumulative net loss allocated to such partner.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

            The Financial Statements listed in the index to the Financial Statements that appears on page 39 of this Report on Form 10-K are filed as part of this Report.

       2. Financial Statement Schedules

          Financial statement schedules have been omitted because they are inapplicable or are not required.

     (b)    Reports on Form 8-K

            Not applicable.

     (c)    Exhibits.

           3                Organizational Documents.
           3.1(a)           Certificate of Limited Partnership of ORBCOMM.
           3.2(i)           Amended and Restated Partnership Agreement of ORBCOMM dated
                            January 1, 2000.
           4(a)             Indenture, dated as of August 7, 1996, by and among ORBCOMM,
                            ORBCOMM Global Capital, ORBCOMM USA, ORBCOMM International,
                            Orbital Communications, Teleglobe, Teleglobe Mobile and
                            Marine Midland Bank.

          10                Material Contracts.
          10.1(i)           Omnibus Agreement, dated as of January 1, 2000, among
                            Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications
                            and ORBCOMM.
          10.2(a)           Pledge Agreement, dated as of August 7, 1996, by and among
                            ORBCOMM, ORBCOMM Global Capital and Marine Midland Bank as
                            Collateral Agent.
          10.4(a)           Master Agreement, restated as of September 12, 1995, by and among ORBCOMM, Teleglobe, Teleglobe Mobile, Orbital and
                            Orbital Communications (the "Master Agreement").
          10.4.1(b)         Amendment No. 1 to Master Agreement, dated as of February 5,
                            1997.
          10.5(a)           Procurement Agreement, dated as of September 12, 1995, by
                            and between ORBCOMM and Orbital (the "1995 Procurement
                            Agreement") (provided that Appendix I is incorporated by
                            reference to Exhibit 10.24.6 to the Quarterly Report on Form
                            10-Q for the Quarter Ended June 30, 1993 filed by Orbital on
                            August 13, 1993).
          10.5.1(c)         Amendment No. 1 to the 1995 Procurement Agreement, dated
                            December 9, 1996.
          10.5.2(b)         Amendment No. 2 to the 1995 Procurement Agreement, dated
                            March 24, 1997.
          10.5.3(e)         Amendment No. 3 to the 1995 Procurement Agreement, dated as of March 31, 1998.
          10.5.4(e)         Amendment No. 4 to the 1995 Procurement Agreement, dated as of March 31, 1998.
          10.5.5(g)         Amendment No. 5 to the 1995 Procurement Agreement, dated as of July 30, 1998.
          10.5.6(g)         Amendment No. 6 to the 1995 Procurement Agreement, dated as of September 21, 1998.
          10.5.7(g)         Amendment No. 7 to the 1995 Procurement Agreement, dated as of December 31, 1998.
          10.5.8(h)         Procurement Agreement dated as of February 1, 1999, by and between ORBCOMM and Orbital.
          10.5.9(h)         Amendment No. 8 to the 1995 Procurement Agreement, dated as of December 24, 1999.
          10.5.9.1(h)       Amendment No. 9 to the 1995 Procurement Agreement, dated as of June 30, 1999.
          10.5.9.2(h)       Amendment No. 10 to the 1995 Procurement Agreement, dated as of September 30, 1999.
          10.6(a)           Proprietary Information and Non-Competition Agreement,
                            restated as of September 12, 1995, by and among ORBCOMM,
                            Teleglobe, Teleglobe Mobile, Orbital, Orbital
                            Communications, ORBCOMM USA and ORBCOMM International.
          10.10(a)          Service License Agreement, dated as of December 19, 1995,
                            between ORBCOMM International and ORBCOMM Canada.
          10.12(a)          Service License Agreement, dated as of October 15, 1996,
                            between ORBCOMM International and European Company for
                            Mobile Communicator Services, B.V., ORBCOMM Europe ("MCS").
          10.14(a)          Ground Segment Facilities Use Agreement, dated as of
                            December 19, 1995, between ORBCOMM International and ORBCOMM
                            Canada.
          10.15(a)          Ground Segment Procurement Contract, dated as of October 15,
                            1996, between ORBCOMM International and MCS.
          10.16(f)          Orbital Communications Corporation 1992 Stock Option Plan.
          10.16.1(h)        The 1999 Equity Plan of ORBCOM Corporation and ORBCOMM
                            Global, L.P.
          10.16.2(h)        Dolphin Information Services, Inc. 1998 Stock Option Plan.
          10.17(f)          Amended and Restated Administrative Services Agreement,
                            dated as of January 1, 1997 by and between ORBCOMM and
                            Orbital.
          10.19(f)          Subscriber Communicator Manufacture Agreement dated as of
                            July 31, 1996 by and between ORBCOMM and Magellan.
          10.20(f)          Reseller Agreement dated as of March 3, 1997 by and between
                            ORBCOMM USA and Orbital (the "Reseller Agreement").
          10.20.1(f)        Amendment No. 1 to the Reseller Agreement dated as of
                            September 2, 1997.
          10.22(f)          Consulting Agreement dated as of March 18, 1998 by and
                            between ORBCOMM and ORBCOMM Canada.

          10.23*            ORBCOMM System Construction and Operations Agreement, dated as of January 26, 2000, by and between ORBCOMM and Orbital
                            Communications.
          10.24*            Consulting Agreement, dated as of January 26, 2000, by and between ORBCOMM and Orbital Communications.
          10.25*            Services Agreement, dated as of December 9, 1998, by and
                            between ORBCOMM and ORBCOMM Canada.
          21*               Subsidiaries of the Registrants.
          27*               Financial Data Schedule.

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

(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed by us on March 31, 1998.

(g) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed by us on March 31, 1999.

(h) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed by us on August 16, 1999.

(i) Incorporated by reference to the identically numbered exhibit to our Report on Form 8-K, filed by us on February 2, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 30, 2000.

                                          ORBCOMM GLOBAL, L.P.

                                          By: TELEGLOBE MOBILE PARTNERS,
                                              its general partner

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

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                       Chief Executive Officer, ORBCOMM       March 30, 2000
-----------------------------------------------------                Global, L.P.
                  Scott L. Webster                           (Principal Executive Officer)

                 /s/ CAROL P. HANNA                        Vice President, Finance, ORBCOMM       March 30, 2000
-----------------------------------------------------                Global, L.P.
                   Carol P. Hanna                           (Principal Accounting Officer)

                  /s/ CLAUDE SEGUIN                      Director, Teleglobe Mobile Investment    March 30, 2000
-----------------------------------------------------                    Inc.
                    Claude Seguin

               /s/ GUTHRIE J. STEWART                    Director, Teleglobe Mobile Investment    March 30, 2000
-----------------------------------------------------                    Inc.
                 Guthrie J. Stewart

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 30, 2000.

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

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                        President and Director, ORBCOMM       March 30, 2000
-----------------------------------------------------            Global Capital Corp.
                  Scott L. Webster                           (Principal Executive Officer)

                 /s/ CAROL P. HANNA                        Vice President, Finance, ORBCOMM       March 30, 2000
-----------------------------------------------------            Global Capital Corp.
                   Carol P. Hanna                           (Principal Accounting Officer)