Form 10-Q
period 2000-03-31
ORBCOMM GLOBAL L P
filed 2000-05-15
CIK 1021649

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


                  For the quarterly period ended March 31, 2000


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

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ORBCOMM GLOBAL, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                                       MARCH 31,                DECEMBER 31,
                                                                                          2000                      1999
                                                                                  --------------------     ---------------------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $              4,507     $               8,722
     Accounts receivable                                                                         7,494                     1,264
     Inventory                                                                                  16,506                    15,964
     Prepaid expenses and other current assets                                                   5,549                     5,171
     Current portion of deferred and prepaid contract costs                                     11,956                         0
                                                                                  --------------------     ---------------------
          Total Current Assets                                                                  46,012                    31,121
Mobile Communications Satellite System and other property, plant and
  equipment, net                                                                               349,997                   346,042
Deferred and prepaid contract costs, net of current portion                                      8,898                         0
Other assets, net                                                                                5,792                     5,543
Investments in and advances to affiliates                                                        6,016                     6,722
Goodwill, net                                                                                      374                       384
                                                                                  --------------------     ---------------------
               TOTAL ASSETS                                                       $            417,089     $             389,812
                                                                                  ====================     =====================

                       LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $             16,574     $              20,030
     Current portion of accrued liabilities    Orbital Sciences Corporation                     18,558                   107,513
     Current portion of deferred revenue                                                        10,707                         0
                                                                                  --------------------     ---------------------
          Total Current Liabilities                                                             45,839                   127,543
Accrued liabilities -  Orbital Sciences Corporation, net of current portion                     14,879                         0
Deferred revenue, net of current portion                                                        13,733                         0
Revenue participation accrued interest                                                           1,590                     1,520
Longterm debt                                                                                  170,000                   170,000
                                                                                  --------------------     ---------------------
          Total Liabilities                                                                    246,041                   299,063
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                                 129,098                    70,079
     Orbital Communications Corporation                                                         41,950                    20,670
                                                                                  --------------------     ---------------------
          Total Partners' Capital                                                              171,048                    90,749
                                                                                  --------------------     ---------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $            417,089     $             389,812
                                                                                  ====================     =====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ORBCOMM GLOGAL, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                               --------------------------------------------
                                                                                     2000                     1999
                                                                               -------------------     --------------------
REVENUES:
     Service and product sales                                                 $             1,683     $                514
EXPENSES:
     Cost of sales                                                                           3,284                      490
     Engineering expenses                                                                    7,882                    5,268
     Marketing, administrative and other expenses                                           13,279                    7,812
                                                                               -------------------     --------------------
          Total expenses                                                                    24,445                   13,570
                                                                               -------------------     --------------------
LOSS FROM OPERATIONS BEFORE DEPRECIATION
 AND AMORTIZATION                                                                          (22,762)                 (13,056)
     Depreciation                                                                           12,504                   11,451
     Goodwill amortization                                                                      10                        9
                                                                               -------------------     --------------------
LOSS FROM OPERATIONS                                                                       (35,276)                 (24,516)
OTHER INCOME AND EXPENSES:
     Interest income                                                                            81                       97
     Interest expense and other financial charges                                           (6,303)                  (6,500)
     Equity in net losses of affiliates                                                       (495)                  (2,857)
                                                                               -------------------     --------------------
NET LOSS                                                                       $           (41,993)    $            (33,776)
                                                                               ============================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                              ---------------------------------------------
                                                                                     2000                     1999
                                                                              --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $            (41,993)  $              (33,776)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                                         12,504                   11,451
       Amortization                                                                            183                      218
       Equity in net losses of affiliates                                                      495                    2,857
                                                                              --------------------    ---------------------
     SUB-TOTAL                                                                             (28,811)                 (19,250)
     Net changes in non-cash working capital items:
       Decrease in accounts receivable                                                       1,017                        0
       Increase in inventory                                                                (1,469)                  (2,554)
       Increase in prepaid expenses and other current assets                                  (112)                  (1,629)
       Increase in deferred and prepaid contract costs                                      (1,567)                       0
       Decrease in accounts payable and accrued liabilities                                 (3,265)                  (7,797)
       Decrease in accrued liabilities  -  Orbital Sciences Corporation                    (38,033)                       0
       Other                                                                                   (28)                     321
                                                                              --------------------    ---------------------
          NET CASH USED IN OPERATING ACTIVITIES                                            (72,268)                 (30,909)
                                                                              --------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (15,959)                  (1,743)
     Increase in investments in and advances to affiliates                                  (2,196)                  (6,049)
     Proceeds from sale of investments                                                           0                      390
                                                                              --------------------    ---------------------
          NET CASH USED IN INVESTING ACTIVITIES                                            (18,155)                  (7,402)
                                                                              --------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                                 0                     (287)
     Partners' contributions                                                                86,724                   42,900
     Financing fees paid and other                                                            (516)                  (1,275)
                                                                              --------------------    ---------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                         86,208                   41,338
                                                                              --------------------    ---------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                          (4,215)                   3,027
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                     8,722                    3,799
                                                                              --------------------    ---------------------
CASH AND CASH EQUIVALENTS:
     End of period                                                            $              4,507    $               6,826
                                                                              ====================    =====================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                            $             11,900    $              11,925
                                                                              ====================    =====================
     Non-cash capital expenditures and increase in accrued liabilities
        -  Orbital Sciences Corporation                                       $                  0    $               8,504
                                                                              ====================    =====================
     Conversion of Orbital Sciences Corporation accrued liabilities
        to Orbital Communications Corporation partner's capital               $             36,043    $                   0
                                                                              ====================    =====================


             The accompanying notes are an intergral part of these
                  condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    NATURE OF OPERATIONS

   Organization

     In 1993, Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, the Company became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to the Company its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). The participation interests contributed to ORBCOMM represented net liabilities of $353,000 and $63,000 for ORBCOMM USA and ORBCOMM International, respectively, which have been accounted for as distributions to Orbital Communications and Teleglobe Mobile. As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and the Company assumed their business operations.

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Orbital, Teleglobe Mobile and Orbital Communications (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became the Company's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000 (approximately 66% as of March 31, 2000), and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000 (approximately 34% as of March 31, 2000).


(2)    BASIS OF PRESENTATION

     Prior to the Merger, Orbital Communications and Teleglobe Mobile had effective control over ORBCOMM USA and ORBCOMM International, respectively. Accordingly, ORBCOMM previously accounted for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. Therefore, ORBCOMM's proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption "Equity in net losses of affiliates" in its condensed consolidated financial statements. ORBCOMM's investment in each of ORBCOMM USA and ORBCOMM International was carried at cost, and was subsequently adjusted for the proportionate share of the net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations. Accordingly, ORBCOMM's condensed consolidated financial statements include ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses as of January 1, 2000. The Merger resulted in non-cash changes in balance sheet accounts as follows (in thousands):

     Increase in accounts receivable                                  $   7,281
     Increase in deferred and prepaid contract costs                     19,253
     Increase in accounts payable and accrued liabilities                   923
     Increase in deferred revenue                                        23,677

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)



(2)    BASIS OF PRESENTATION - (CONTINUED)

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "SEC"). Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year ending December 31, 2000.


 (3)   RECENT ACCOUNTING PRONOUNCEMENTS

     Revenue Recognition. On December 3, 1999, the SEC issued "Staff Accounting Bulletin" No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB No. 101 on the Company's consolidated results of operations and financial condition.


 (4)   SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of March 31, 2000, ORBCOMM had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of March 31, 2000, $24,440,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements. Prior to January 1, 2000, the deferred revenue under these agreements was reported by ORBCOMM International on its balance sheet. As a result of the Merger, the deferred revenue under these agreements is now reflected on ORBCOMM's condensed consolidated balance sheet.


(5)    LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(5)    LONG-TERM DEBT - (CONTINUED)

conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between certain affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of certain assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events that would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.


(6)    RELATED PARTY TRANSACTIONS

     The Company had accrued liabilities to Orbital of $33,437,000 and $107,513,000 as of March 31, 2000 and December 31, 1999, respectively. These amounts were for work performed pursuant to the ORBCOMM System Procurement Agreement dated September 12, 1995, the ORBCOMM Procurement Agreement dated as of February 1, 1999 and the Administrative Services Agreement dated as of January 1, 1997 (for the provision of ongoing administrative support to the Company). As of December 31, 1999, Orbital had deferred invoicing $91,300,000 under the Company's 1995 and 1999 procurement agreements with Orbital. The Company had also accrued an additional $16,213,000 under the 1995 procurement agreement as well as under the Administrative Services Agreement, which amount is due in installments from 2000 through 2005.

     Pursuant to the Omnibus Agreement, the Company made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999 and, during the first quarter of 2000, the following transactions took place:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution to ORBCOMM made on that date by Teleglobe Mobile;

     - On March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently requested that ORBCOMM convert, and ORBCOMM converted, the full amount of this invoice into an equity contribution to ORBCOMM; and

     - The parties agreed that the remaining $16,758,000, together with accrued interest, will be paid by ORBCOMM to Orbital 50% on each of March 31, 2001 and June 30, 2001.

     Pursuant to the Omnibus Agreement, Teleglobe agreed to sell to ORBCOMM the business of ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe and ORBCOMM's international licensee for Canada, and Orbital agreed to sell or contribute to ORBCOMM the assets of Orbital's GEMtrac division, which ORBCOMM has operated since March 1999. Neither transaction had been consummated as of March 31, 2000.

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital Communications pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(7)    COMMITMENTS AND CONTINGENCIES

   Construction of Gateways

     ORBCOMM has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. As of March 31, 2000, ORBCOMM had $20,854,000 of deferred and prepaid contract costs, of which $11,153,000 represents advance payments to such manufacturers for gateway Earth stations that have not yet been completed. Total commitments under the gateway Earth station manufacturing agreements approximated $22,000,000, of which approximately $5,100,000 was outstanding as of March 31, 2000. Prior to January 1, 2000, the deferred and prepaid contract costs under these agreements were reported by ORBCOMM International on its balance sheet. As a result of the Merger, the deferred and prepaid contract costs under these agreements are now reflected on ORBCOMM's condensed consolidated balance sheet.

   Contingencies

     From time to time, the Company is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims.

   Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. The Company expects to have continuing losses for the next several quarters and is dependent upon additional financing to fund operations, complete construction of additional system capacity and further develop its marketing infrastructure. While it is not contractually required to do so, Teleglobe, through Teleglobe Mobile, is currently funding the Company's operations. The Company expects to fund its capital requirements through an initial public offering, additional contributions or loans from the Company's partners, other equity or debt financings in the public or private markets or operating lease arrangements, or the Company may seek to enter into strategic arrangements, or some combination thereof. The Company cannot assure you, however, that equity or debt financing or operating lease arrangements, or some combination thereof, will be available including, without limitation, from the Company's partners, and if available, that they will be available on terms acceptable to the Company or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to the Company.

                           TELEGLOBE MOBILE PARTNERS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                                       MARCH 31,                 DECEMBER 31,
                                                                                          2000                       1999
                                                                                 -----------------------     -----------------------
                                                                                        COMBINED                   COMBINED
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $                 4,508     $                 8,723
     Accounts receivable                                                                           7,494                      28,591
     Inventory                                                                                    16,506                      15,964
     Prepaid expenses and other current assets                                                     5,549                       5,171
     Current portion of deferred and prepaid contract costs                                       11,956                      10,904
                                                                                 -----------------------     -----------------------
          Total Current Assets                                                                    46,013                      69,353

Mobile Communications Satellite System and other property, plant and
  equipment, net                                                                                 349,997                     346,042
Deferred and prepaid contract costs, net of current portion                                        8,898                       8,383
Other assets, net                                                                                  5,792                       5,543
Investments in and advances to affiliates                                                          6,016                       4,374
Goodwill, net                                                                                     12,963                       3,488
                                                                                 -----------------------     -----------------------
               TOTAL ASSETS                                                      $               429,679     $               437,183
                                                                                 =======================     =======================
                      LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $                16,772     $                21,107
     Current portion of accrued liabilities  -  Orbital Sciences Corporation                      18,558                     107,513
     Current portion of deferred revenue                                                          10,707                       9,642
                                                                                 -----------------------     -----------------------
          Total Current Liabilities                                                               46,037                     138,262

Accrued liabilities  -  Orbital Sciences Corporation, net of current portion                      14,879                           0
Amount due to affiliates                                                                               0                           0
Deferred revenue, net of current portion                                                          13,733                      14,035
Revenue participation accrued interest                                                             1,590                       1,520
Long-term debt                                                                                   170,000                     170,000
                                                                                 -----------------------     -----------------------
          Total Liabilities                                                                      246,239                     323,817

Non-controlling interest in net assets of consolidated subsidiaries                               56,448                      45,022
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
     Teleglobe Mobile, L.P.                                                                      125,723                      67,661
     Teleglobe Mobile Investment Inc.                                                              1,269                         683
                                                                                 -----------------------     -----------------------
          Total Partners' Capital                                                                126,992                      68,344
                                                                                 -----------------------     -----------------------
               TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $               429,679     $               437,183
                                                                                 =======================     =======================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     2000                 1999
                                                                                -----------------   -----------------
REVENUES:
     Service and product sales                                                  $           1,683   $           6,150
EXPENSES:
     Cost of sales                                                                          3,284               4,785
     Engineering expenses                                                                   7,882                   0
     Marketing, administrative and other expenses                                          13,319               1,316
                                                                                -----------------   -----------------
          Total expenses                                                                   24,485               6,101
                                                                                -----------------   -----------------
INCOME (LOSS) FROM OPERATIONS BEFORE DEPRECIATION
  AND AMORTIZATION                                                                        (22,802)                 49
     Depreciation                                                                          12,504                   0
     Goodwill amortization                                                                    404                   0
                                                                                -----------------   -----------------
INCOME (LOSS) FROM OPERATIONS                                                             (35,710)                 49
OTHER INCOME AND EXPENSES:
     Interest income                                                                           81                   0
     Interest expense and other financial charges                                          (6,303)                  0
     Equity in net losses of affiliates                                                      (495)            (17,043)
     Non-controlling interest in net losses (income) of
       consolidated subsidiaries                                                           14,388                 (38)
                                                                                -----------------   -----------------
NET LOSS                                                                        $         (28,039)  $         (17,032)
                                                                                =================   =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                        -------------------------------------------
                                                                                              2000                    1999
                                                                                        --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $            (28,039)  $            (17,032)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                                                   12,504                      0
       Amortization                                                                                      577                      0
       Equity in net losses of affiliates                                                                495                 17,043
       Non-controlling interest in net losses (income) of consolidated
         subsidiaries                                                                                (14,388)                    38
                                                                                        --------------------   --------------------
     SUB-TOTAL                                                                                       (28,851)                    49
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                                      1,017                (10,476)
       Increase in inventory                                                                          (1,469)                     0
       Increase in prepaid expenses and other current assets                                            (112)                     0
       Decrease (increase) in deferred and prepaid contract costs                                     (1,567)                 2,094
       Increase (decrease) in accounts payable and accrued liabilities                                (3,225)                   324
       Decrease in accrued liabilities  -  Orbital Sciences Corporation                              (38,033)                     0
       Other                                                                                             (28)                 5,700
                                                                                        --------------------   --------------------
          NET CASH USED IN OPERATING ACTIVITIES                                                      (72,268)                (2,309)
                                                                                        --------------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                            (15,959)                     0
     Increase in investments in and advances to affiliates                                            (2,196)               (21,950)
     Cash assumed by consolidating ORBCOMM Global, L.P.                                                8,722                      0
                                                                                        --------------------   --------------------
          NET CASH USED IN INVESTING ACTIVITIES                                                       (9,433)               (21,950)
                                                                                        --------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in amount due to affiliates                                                                  0                  2,259
     Partners' contributions                                                                          86,724                 21,990
     Financing fees paid and other                                                                      (516)                     0
                                                                                        --------------------   --------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   86,208                 24,249
                                                                                        --------------------   --------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                     4,507                    (10)
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                                   1                     11
                                                                                        --------------------   --------------------
CASH AND CASH EQUIVALENTS:
     End of period                                                                      $              4,508   $                  1
                                                                                        ====================   ====================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                                      $             11,900   $                  0
     Conversion of Orbital Sciences Corporation accrued liabilities                     ====================   ====================
       to Orbital Communications Corporation partner's capital                          $             36,043   $                  0
                                                                                        ====================   ====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            TELEGLOBE MOBILE PARTNERS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    ORGANIZATION

     Teleglobe Mobile Partners, a Delaware general partnership ("Teleglobe Mobile"), was formed in 1993 for the purpose of acting as a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, which provides data communication services using a low-Earth orbit satellite-based data communications system (the "ORBCOMM System"). Teleglobe Mobile and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM System in the United States and internationally, respectively. In 1995, ORBCOMM became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, ORBCOMM became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). The participation interests contributed to ORBCOMM represented net liabilities of $353,000 and $63,000 for ORBCOMM USA and ORBCOMM International, respectively, which have been accounted for as distributions to Orbital Communications and Teleglobe Mobile. As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Effective as of January 1, 2000, Teleglobe Mobile entered into an agreement with ORBCOMM, Teleglobe Inc. ("Teleglobe"), Orbital and Orbital Communications (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000 (approximately 66% as of March 31, 2000), and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000 (approximately 34% as of March 31,
2000).


(2)    BASIS OF PRESENTATION

     Prior to the Merger and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and (ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since Teleglobe Mobile was unable to control, but was able to exercise significant influence over, ORBCOMM's operating and financial policies, Teleglobe Mobile accounted for its investment in ORBCOMM using the equity method of accounting. Accordingly, historically Teleglobe Mobile did not consolidate ORBCOMM and therefore did not report in its condensed consolidated financial statements ORBCOMM's assets, liabilities and operating revenues and expenses. Instead, Teleglobe Mobile's proportionate share of the net losses of ORBCOMM was recorded under the caption "Equity in net losses of ORBCOMM Global, L.P." in its condensed consolidated financial statements. Correspondingly, its investment of ORBCOMM was carried at cost, and was subsequently adjusted for the proportionate share of the net losses, additional capital contributions and distributions under the caption "Investments in affiliates." Pursuant to the Omnibus Agreement, Teleglobe Mobile has had effective control over ORBCOMM and, consequently, Teleglobe Mobile consolidates the financial results of ORBCOMM, as of January 1, 2000. As a result of ORBCOMM's results being consolidated with the financial results of Teleglobe Mobile, non-cash changes in the condensed consolidated statements of cash flows consist primarily of the activities of ORBCOMM.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(2)    BASIS OF PRESENTATION - (CONTINUED)

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Teleglobe Mobile as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These statements include the accounts of Teleglobe Mobile and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "SEC"). Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected in the future.


(3)    RECENT ACCOUNTING PRONOUNCEMENTS

     Revenue Recognition. On December 3, 1999, the SEC issued "Staff Accounting Bulletin" No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ORBCOMM is currently evaluating the impact of SAB No. 101 on its consolidated results of operations and financial condition.


(4)     GOODWILL

     Included in goodwill of $12,963,000 is $9,873,000 that was recorded during the first quarter of 2000 in Teleglobe Mobile's condensed consolidated financial statements as a result of the equity contributions made by Teleglobe Mobile and its increased participation interest in ORBCOMM. The goodwill represents the excess of costs over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over eight years.

     Teleglobe Mobile's policy is to review its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.


(5)    SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of March 31, 2000, ORBCOMM had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of March 31, 2000, $24,440,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)

(6)    LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between certain affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of certain assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events that would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.


(7)    RELATED PARTY TRANSACTIONS

     ORBCOMM had accrued liabilities to Orbital of $33,437,000 and $107,513,000 as of March 31, 2000 and December 31, 1999, respectively. These amounts were for work performed pursuant to the ORBCOMM System Procurement Agreement dated September 12, 1995, the ORBCOMM Procurement Agreement dated as of February 1, 1999 and the Administrative Services Agreement dated as of January 1, 1997 (for the provision of ongoing administrative support to ORBCOMM). As of December 31, 1999, Orbital had deferred invoicing $91,300,000 under ORBCOMM's 1995 and 1999 procurement agreements with Orbital. ORBCOMM had also accrued an additional $16,213,000 under the 1995 procurement agreement as well as under the Administrative Services Agreement, which amount is due in installments from 2000 through 2005.

     Pursuant to the Omnibus Agreement, ORBCOMM made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999 and, during the first quarter of 2000, the following transactions took place:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution to ORBCOMM made on that date by Teleglobe Mobile;

     - On March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently requested that ORBCOMM convert, and ORBCOMM converted, the full amount of this invoice into an equity contribution to ORBCOMM; and

     - The parties agreed that the remaining $16,758,000, together with accrued interest, will be paid by ORBCOMM to Orbital 50% on each of March 31, 2001 and June 30, 2001.

     Pursuant to the Omnibus Agreement, Teleglobe agreed to sell to ORBCOMM the business of ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe and ORBCOMM's international licensee for Canada, and Orbital agreed to sell or contribute to ORBCOMM the assets of Orbital's GEMtrac division, which ORBCOMM has operated since March 1999. Neither transaction had been consummated as of March 31, 2000.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(7)    RELATED PARTY TRANSACTIONS - (CONTINUED)

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital Communications pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

     In 1996, Teleglobe Mobile entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to Teleglobe Mobile. As of March 31, 2000 and December 31, 1999, Teleglobe Mobile owed Teleglobe $197,000 and $153,000, respectively, under this agreement.


(8)    COMMITMENTS AND CONTINGENCIES

   Construction of Gateways

     ORBCOMM has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. As of March 31, 2000, ORBCOMM had $20,854,000 of deferred and prepaid contract costs, of which $11,153,000 represents advance payments to such manufacturers for gateway Earth stations that have not yet been completed. Total commitments under the gateway Earth station manufacturing agreements approximated $22,000,000, of which approximately $5,100,000 was outstanding as of March 31, 2000.

   Contingencies

     From time to time, ORBCOMM is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of ORBCOMM as a result of such claims.

   Risks and Uncertainties

     ORBCOMM's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. ORBCOMM expects to have continuing losses for the next several quarters and is dependent upon additional financing to fund operations, complete construction of additional system capacity and further develop its marketing infrastructure. While it is not contractually required to do so, Teleglobe, through Teleglobe Mobile, is currently funding ORBCOMM's operations. ORBCOMM expects to fund its capital requirements through an initial public offering, additional contributions or loans from ORBCOMM's partners, other equity or debt financings in the public or private markets or operating lease arrangements, or ORBCOMM may seek to enter into strategic arrangements, or some combination thereof. ORBCOMM cannot assure you, however, that equity or debt financing or operating lease arrangements, or some combination thereof, will be available including, without limitation, from ORBCOMM's partners, and if available, that they will be available on terms acceptable to ORBCOMM or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to ORBCOMM.

                       ORBITAL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)



                                                                                     MARCH 31,             DECEMBER 31,
                                                                                       2000                    1999
                                                                               ---------------------   ----------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $                  8    $                  10
     Accounts receivable and other current assets                                               575                      830
                                                                               ---------------------   ----------------------
          Total Current Assets                                                                  583                      840
Investments in affiliates                                                                    59,527                   30,699
                                                                               ---------------------   ----------------------
          TOTAL ASSETS                                                         $             60,110    $              31,539
                                                                               =====================   ======================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Accounts payable and other accrued liabilities - current                       $                178    $                 270
Due to parent and affiliates - non current                                                  191,569                  173,358
                                                                               ---------------------   ----------------------
          Total Liabilities                                                                 191,747                  173,628
Non-controlling interest in net assets of consolidated subsidiary                                 0                   (8,656)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     Common stock, par value $0.01;
        8,000,000 shares authorized;
        4,818,892 shares issued;
        4,713,620 shares outstanding                                                             48                       48
     Additional paid-in capital                                                              16,949                      732
     Treasury stock, at cost, 105,272 shares                                                 (1,193)                  (1,193)
     Accumulated deficit                                                                   (147,441)                (133,020)
                                                                               ---------------------   ----------------------
          Total Stockholders' Deficit                                                      (131,637)                (133,433)
                                                                               ---------------------   ----------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $             60,110    $              31,539
                                                                               =====================   ======================


 See accompanying footnotes to the condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                      -------------------------------------
                                                                                            2000                 1999
                                                                                      -----------------   -----------------
SERVICE AND PRODUCT SALES                                                             $              71   $             266
EXPENSES:
   Costs of
   sales                                                                                             64                 240
   Marketing, administrative and other expenses                                                      40               2,919
                                                                                      -----------------   -----------------
     Total expenses                                                                                 104               3,159
LOSS FROM OPERATIONS                                                                                (33)             (2,893)
OTHER INCOME AND EXPENSES:
   Equity in net losses of affiliates                                                           (14,388)            (15,472)
   Non-controlling interest in losses
     of consolidated subsidiary                                                                       0               1,417
                                                                                      -----------------   -----------------

NET LOSS                                                                              $         (14,421)  $         (16,948)
                                                                                      =================   =================


 See accompanying footnotes to the condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ---------------------------------------
                                                                                       2000                 1999
                                                                                ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $        (14,421)      $        (16,948)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    IN OPERATING ACTIVITIES, NET OF BUSINESS DIVESTITURE:
   Amortization
   expense                                                                                    35                      0
   Equity in net losses of affiliates                                                     14,388                 15,472
   Non-controlling interest in net loss of consolidated subsidiary                             0                 (1,417)
   Decrease (increase) in accounts receivable and other current assets                        (6)                   136
   Increase (decrease) in accounts payable and other accrued liabilities                       2                   (638)
                                                                                ----------------       ----------------
     NET CASH USED IN OPERATING ACTIVITIES                                                    (2)                (3,395)
                                                                                ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                                                                   0               (18,450)
                                                                                ----------------       ----------------
     NET CASH USED IN INVESTING ACTIVITIES                                                     0               (18,450)
                                                                                ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to employees                                             0                    139
   Net borrowings from parent and affiliates                                                   0                 21,706
                                                                                ----------------       ----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 0                 21,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (2)                     0
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                        10                     10
                                                                                ----------------       ----------------
CASH AND CASH EQUIVALENTS:
   End of period                                                                $              8       $             10
                                                                                ================       ================


 See accompanying footnotes to the condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    ORGANIZATION

     Orbital Communications Corporation ("Orbital Communications") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, Orbital Communications and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of December 31, 1999, each of Orbital Communications and Teleglobe Mobile was a 50% general partner in ORBCOMM, and ORBCOMM was a 98% general partner in each of the two marketing partnerships. Additionally, Orbital Communications was a 2% general partner in ORBCOMM USA, and Teleglobe Mobile was a 2% general partner in ORBCOMM International. Directly and indirectly, as of December 31, 1999, Orbital Communications held and controlled 51% and 49% (indirectly) of ORBCOMM USA and ORBCOMM International, respectively. On January 26, 2000, Orbital Communications and Teleglobe Mobile contributed their respective direct participation interest in ORBCOMM USA and ORBCOMM International to ORBCOMM (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Effective January 1, 2000, Orbital Communications entered into an agreement with ORBCOMM, Teleglobe, Orbital, and Teleglobe Mobile (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000 (approximately 66% as of March 31, 2000), and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000 (approximately 34% as of March 31, 2000). As a result of this agreement and the related reduction in Orbital Communication's ownership interest in ORBCOMM, Orbital Communication's share of ORBCOMM's total capital exceeded the book value of Orbital Communication's investment in ORBCOMM. Accordingly, Orbital Communications recognized a $16,217,000 gain in the first quarter of 2000. The gain has been recognized in accordance with Securities and Exchange Commission rules as an increase in additional paid-in capital. A deferred tax obligation of $6,146,000 was established, with a corresponding reduction in the deferred tax valuation allowance.


(2)     BASIS OF PRESENTATION

     Pursuant to the terms of the relevant partnership agreements, as of December 31, 1999: (i) Orbital Communications and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Orbital Communications controlled and consolidated the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International. Since Orbital Communications was unable to control, but was able to exercise significant influence over, ORBCOMM's operating and financial policies, Orbital Communications accounted for its investments in ORBCOMM using the equity method of accounting. As discussed in note 1, in January 2000, Orbital Communications contributed its ownership interest in ORBCOMM USA to ORBCOMM. Consequently, Orbital Communications no longer consolidates ORBCOMM USA's financial statements. The contribution of ORBCOMM USA to ORBCOMM resulted in a decrease in Orbital Communication's investments in affiliates of $9,008,000 and non-cash changes to balance sheet accounts as follows (in thousands):

                       ORBITAL COMMUNICATIONS CORPORATION

                                   (UNAUDITED)


(2)      BASIS OF PRESENTATION - (CONTINUED)

         Decrease in accounts receivable and other current assets                                $      (742)
         Decrease in accounts payable and other accrued liabilities                                      414
         Decrease in due to affiliates                                                                17,992
         Increase in non controlling interest in net assets of consolidated subsidiary                (8,656)
                                                                                                  -----------
         Net                                                                                     $    (9,008)
                                                                                                  ==========

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Orbital Communications as of March 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected in the future.


(3)    RELATED PARTY TRANSACTIONS

     Orbital Communications obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of March 31, 2000 and December 31, 1999, Orbital Communications owed Orbital $191,569,000 and $154,973,000, respectively, none of which is currently payable. As of December 31, 1999, Orbital Communications and ORBCOMM USA owed ORBCOMM $18,385,000.


(4)    INVESTMENT IN AFFILIATES

     Pursuant to the Omnibus Agreement, on March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently converted the full amount of this invoice into an equity contribution to ORBCOMM. In addition, in January 2000, Orbital Communications converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM.


(5)   FEDERAL COMMUNICATIONS COMMISSION ("FCC") LICENSES

     In January 2000, Orbital Communications agreed to file an application with the FCC to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM low-Earth orbit satellite system if an aggregate of $75,000,000 of additional capital contributions or similar equity investments is made to ORBCOMM by an entity after January 1, 2000. For purposes of this agreement, the $33,000,000 of capital contributed by Teleglobe Mobile in January 2000 and $33,000,000 of capital contributed in March 2000 by Orbital Communications (see note 4) are excluded. As of March 31, 2000, Orbital Communications did not have an obligation to file such an application with the FCC.

(6)    COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by Orbital Communications and Teleglobe Mobile, and were additionally guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger (see note 1). The guarantees are non-recourse to Orbital Communications' shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"), and Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("Orbital Communications"), formed ORBCOMM Global, L.P. ("ORBCOMM"). At that time, Teleglobe Mobile and Orbital Communications each acquired general and limited partnership interests with a 50% participation interest in us. Effective as of January 1, 2000, Teleglobe Mobile became our sole general partner and, as of March 31, 2000, Teleglobe Mobile and Orbital Communications owned approximately a 66% and a 34% partnership interest in us, respectively.

     Concurrently with our formation, Orbital Communications and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. (ORBCOMM International"), each of which had the exclusive right to market our services in the United States and internationally, respectively. As of December 31, 1999, we held general and limited partnership interests with a 98% participation interest in each of ORBCOMM USA and ORBCOMM International, while each of Orbital Communications and Teleglobe Mobile held the remaining 2% participation interest in ORBCOMM USA and ORBCOMM International, respectively. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to us its 2% interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and we assumed their business operations.

     Orbital Communications retains control over the licenses granted to it by the U.S. Federal Communications Commission ("FCC"). In January 2000, Orbital Communications agreed to file an application with the FCC to transfer the FCC licenses for the ORBCOMM system to us once an aggregate of $75 million in capital contributions or similar equity investments has been made to us by any entity after January 1, 2000, excluding $33 million of capital contributions paid by Teleglobe Mobile in January 2000 and $33 million of accrued liabilities to Orbital converted in March 2000 into a capital contribution by Orbital Communications in us. As of March 31, 2000, an aggregate of $75 million in capital contributions or similar equity investments had not been made and, accordingly, an application to transfer the FCC licenses to us had not been filed.

     On February 15, 2000, BCE Inc. ("BCE"), which currently owns approximately 23% of Teleglobe indirectly through Bell Canada, announced that it had executed a definitive agreement to acquire the remaining 77% of Teleglobe for approximately US$6.66 billion. BCE, Canada's largest communications company, provides residential and business customers in Canada with wireline and wireless communications products and applications, satellite communications and direct-to-home television services and directories.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our condensed consolidated financial statements include the accounts of ORBCOMM and the accounts of our direct and indirect wholly owned subsidiaries, including ORBCOMM Global Capital Corp. ("ORBCOMM Global Capital"). ORBCOMM Global Capital was formed in July 1996 to act as a co-issuer with us in connection with the offering of our 14% Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). ORBCOMM Global Capital has nominal assets and does not conduct any operations.

     Since, through December 31, 1999, Orbital Communications and Teleglobe Mobile had effective control over ORBCOMM USA and ORBCOMM International, respectively, we previously accounted for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. Accordingly, we did not consolidate either ORBCOMM USA or ORBCOMM International and therefore did not report in our condensed consolidated financial statements either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption "Equity in net losses of affiliates" in our condensed consolidated financial statements. As a result of the Merger, our condensed consolidated financial statements include ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses as of January 1, 2000. Previous reports by ORBCOMM included the separate financial statements of ORBCOMM USA and ORBCOMM International because they were guarantors of the Notes. As these companies no longer exist, separate financial statements are no longer provided. The audited financial statements of ORBCOMM USA and ORBCOMM International for the year ended December 31, 1999 can be found in our annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

     We own minority interests in several international licensees and a third party. For those investments in which we own at least a 20% interest, we account for our investment using the equity method of accounting. For those investments in which we own less than a 20% interest, we account for our investment using the cost method of accounting.

ROLL-OUT OF OUR SERVICES

     We offer our commercial customers turnkey solutions, enabling them to monitor and control via the Internet their fixed and mobile assets located around the world. In November 1998, we commenced full commercial service in the United States and Canada and we have since launched commercial service in Europe, Japan, Mexico, South America and Malaysia.

REVENUES

     We generate revenues through three principal sources: (1) value-added resellers ("VARs"); (2) internal value-added resellers ("internal VARs"); and
(3) international licensees. Domestically, we generate service revenues from the direct sale of satellite access and usage to VARs, which sales are primarily for resale to customers. In the United States, pricing to our VARs for satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing to our VARs generally is based on a structure that incorporates, among other things, an initial activation charge and a recurring monthly charge for access to, and usage of, our system. During 2000, we intend to implement usage fees based on designated "bands" or levels of usage. It is likely that multiple pricing alternatives will eventually be offered in the United States including usage-sensitive billing, peak/off-peak, priority messaging, volume discounts and annual contract commitment options. The prices charged by the VARs to their customers are set by the VARs and are largely outside our control.

     The pricing of services provided by our internal VARs to their customers is generally based on a pricing structure similar to the VAR pricing structure described above. The internal VARs generate additional revenues for us from the sale of value-added software, hardware and services to their customers.

     In addition to service revenues, we also generate revenues from the sale of subscriber units. We have type-approved 14 subscriber unit models from six manufacturers for use with our system, all of which are commercially available. Our customers may order units directly from the manufacturers. In addition, we have entered into agreements and may enter into additional agreements in the future to purchase subscriber units for resale. We expect to sell these subscriber units at prices approximately equal to or greater than our cost, although we cannot assure you that we will be able to do so. We believe that as more subscriber units become commercially available and as the overall production volume for subscriber units increases, the price for subscriber units will decline.

     Internationally, we generate revenues through license fees paid by, and the sale of gateways to, international licensees. In addition, all international licensees in commercial service pay a monthly satellite usage fee based on a percentage of gross revenues. In the future, we expect to be able to charge the international licensees a monthly satellite usage fee based on the greater of a percentage of gross revenues and a data throughput fee. International licensees' gross revenues are based on a pricing structure similar to the prices charged to VARs, which includes an activation charge and a recurring monthly charge based on access to, and use of, our system. On execution of a service license or similar agreement with us, international licensees purchase a gateway or gateway components from us under a gateway procurement contract or arrange to share a gateway with an international licensee that is in close proximity. Cash received under a gateway procurement contract is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service licenses or similar agreements are accounted for as deferred revenues and recognized over the term of the agreements.

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

     As a result of the Merger, ORBCOMM USA's and ORBCOMM International's results are included in our condensed consolidated financial statements for the quarter ended March 31, 2000, while ORBCOMM's reported results for the quarter ended March 31, 1999 reflect ORBCOMM USA's and ORBCOMM International's results as reported using the equity method of accounting. The information provided below includes a comparison of the first quarter of 2000 with the first quarter of 1999 on an as reported basis, and also with ORBCOMM's results for the first quarter of 1999 as if the Merger had occurred as of January 1, 1999 (the "Combined Basis" presentation).

     Revenues. During the first quarter of 2000 and 1999, we recognized $1.7 million and $514,000 ($6.4 million on a Combined Basis) of revenues, respectively. Total revenues were higher on a Combined Basis during the first quarter of 1999 versus 2000 primarily because certain gateways were installed and accepted during the first quarter of 1999, resulting in the recognition of gateway revenues, whereas no gateways were installed and accepted during the first quarter of 2000. Our revenues consist primarily of:

          - Construction of gateways and message distribution centers ("MDCs"). During the first quarter of 2000 and 1999, we recognized $150,000 and $0 ($5.7 million on a Combined Basis), respectively, of revenues from the installation and final acceptance of an MDC and of gateways. During the first quarter of 2000, installation and final acceptance of an MDC in Mexico occurred, whereas, during the first quarter of 1999, installation and final acceptance of gateways in Brazil and Argentina occurred.
          - Service license or similar agreements ("SLAs"). During the first quarter of 2000 and 1999, we recognized $253,000 and $0 ($225,000 on a Combined Basis), respectively, as amortization of license fees associated with SLAs. These SLAs authorize the international licensees to use the ORBCOMM system to provide two-way data communication services in their respective territories. License fees from SLAs are accounted for as deferred revenues and recognized over the term of the SLAs.
          - Sale of subscriber units. During the first quarter of 2000 and 1999, we recognized $411,000 and $490,000 ($333,000 on a Combined
               Basis), respectively, of revenues relating to the sale of subscriber units.
          - ORBCOMM services. During the first quarter of 2000 and 1999, we recognized $869,000 and $24,000 ($138,000 on a Combined Basis), respectively, of revenues relating to ORBCOMM services. These revenues consist primarily of revenues from the direct sale of satellite access and usage. Our service revenues were higher quarter-over-quarter primarily due to an increase in the number of activated subscriber units.

     Cost of sales. During the first quarter of 2000 and 1999, we incurred $3.3 million and $490,000 ($5.0 million on a Combined Basis), respectively, of cost of sales. These costs include costs associated with the construction and delivery of an MDC and gateways of $114,000 and $4.6 million on a Combined Basis for the first quarter of 2000 and 1999, respectively. In addition, $2,430,000 of expense was recorded during the first quarter of 2000 (none during the first quarter of 1999) related to costs incurred both for the installation of subscriber units that are expected to become revenue generating in the near future and to provide a valuation reserve for subscriber units currently in inventory that may be sold at prices below cost, since we believe the prices for subscriber units will decline as a result of competition among manufacturers and expected increases in production volumes. The remaining cost of sales consists primarily of the cost of subscriber units sold to customers.

     Engineering expenses. During the first quarter of 2000 and 1999, we incurred $7.9 million and $5.3 million (the same on a Combined Basis), respectively, in ORBCOMM system engineering expenses. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the ORBCOMM system. Engineering expenses, which consist primarily of salaries, consultant fees and employee-related expenses, were higher quarter-over-quarter due in substantial part to a lower capitalization of engineering expenses and consultant fees, as well as a greater number of employees.

     Marketing, administrative and other expenses. During the first quarter of 2000 and 1999, we incurred $13.3 million and $7.8 million ($12.0 million on a Combined Basis), respectively, of marketing, administrative and other expenses. Marketing, administrative and other expenses were higher quarter-over-quarter due in substantial part to increased costs relating to a greater number of employees.

     Depreciation. During the first quarter of 2000 and 1999, we incurred $12.5 million and $11.5 million (the same on a Combined Basis), respectively, in depreciation expense. Depreciation expense increased quarter-over-quarter due to an increase in depreciable assets.

     Interest expense and other financial charges. During the first quarter of 2000 and 1999, we incurred $6.3 million and $6.5 million (the same on a Combined Basis), respectively, of interest expense and other financial charges.
Interest expense primarily consists of interest on the Notes.

     Equity in net losses of affiliates. During the first quarter of 2000 and 1999, we recognized $495,000 and $2.9 million ($100,000 on a Combined Basis), respectively, of equity in net losses of affiliates, which, for the first quarter of 2000 and the first quarter of 1999 on a Combined Basis, represents our proportionate share of net losses of ORBCOMM Japan Limited, our international licensee for Japan, and ORBCOMM Middle East & Central Asia Ltd. ("OMECA"), our international licensee for the Middle East and central Asia. On a Combined Basis, equity in net losses increased quarter-over-quarter because we acquired our initial 20% interest in OMECA in September 1999 and we started accounting for our investment in ORBCOMM Japan using the equity method of accounting in late February 1999.

SUPPLEMENTAL DATA

     As of March 31, 2000, there were 25,917 subscriber units activated on the ORBCOMM system, 16,244 of which were revenue generating. For the period ended March 31, 2000, we recognized $1,683,000 of revenues of which $738,000 came from our international operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the first quarter of 2000 and 1999, net cash used in operating activities was $72.3 million and $30.9 million ($36.5 million on a Combined Basis), respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization and equity in net losses of affiliates) of $28.8 million and $19.3 million ($22.1 million on a Combined Basis), respectively, as well as payments of $41.5 million made during the first quarter of 2000 to Orbital under our 1995 and 1999 procurement agreements (none were made during the same quarter of 1999). The increased net loss quarter-over-quarter, excluding items not affecting cash, is primarily attributable to higher operating expenses due in substantial part to a greater number of employees.

     For the first quarter of 2000 and 1999, cash used in investing activities was $18.2 million and $7.4 million ($1.8 million on a Combined Basis), respectively, primarily for capital expenditures and investments in and advances to affiliates. During the first quarter of 2000, we spent $16.0 million on capital expenditures whereas we spent $1.7 million for the first quarter of 1999, excluding $8.5 million of accrued milestone obligations under the 1995 and 1999 procurement agreements with Orbital. In January 2000, we invested $1.9 million through ORBOMM Investment Corporation, a wholly owned unrestricted subsidiary of ours, in European Datacomm Holding NV, our international licensee for sub-Saharan Africa.

     During the first quarter of 2000 and 1999, cash flows from financing activities provided cash of $86.2 million and $41.3 million (the same on a Combined Basis), respectively. The increase quarter-over-quarter is primarily attributable to an increase in the amount of capital contributions made to us by our partners.

   CAPITAL REQUIREMENTS

     Over the next 12 months, we currently anticipate that we will spend approximately an additional $190 million. Expected future uses of cash include:

          -    the funding of operating losses;
          -    the development of integrated applications for our customers;
          - the enhancement of our marketing and distribution capabilities through strategic investments in internal VARs and international licensees;
          -    the procurement and launch of additional satellites; the
          -    maintenance of our satellite system;
          -    the payment of interest on the Notes; and
          -    working capital and general partnership purposes.

   FINANCING PLAN

     We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. In addition, we expect to receive additional cash payments related to our achievement of milestones under agreements with our international licensees. Our equipment contracts are U.S. dollar-based and, hence, not subject to foreign currency risk. Through March 31, 2000, Teleglobe Mobile and Orbital Communications had made capital contributions to us totaling approximately $481 million. We also received net proceeds of $164.5 million from the sale of the Notes. While it is not contractually required to do so, Teleglobe, through Teleglobe Mobile, is currently funding our operations. We expect to fund our future capital requirements through an initial public offering, additional contributions or loans from our partners, other equity or debt financings in the public or private markets or operating lease arrangements or we may seek to enter into strategic arrangements, or some combination thereof. We cannot assure you, however, that equity or debt financing or operating lease arrangements, or some combination thereof, will be available including, without limitation, from our partners, and if available, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

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

   LIMITED HISTORY OF OPERATIONS AND NET LOSSES

     We expect to continue to incur net losses. We incurred cumulative net losses of approximately $307 million through March 31, 2000 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base.

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

          - develop distribution capabilities within the United States and licensing and distribution arrangements outside the United States sufficient to capture and retain an adequate customer base;
          -    successfully and timely launch an additional plane of satellites in an equatorial orbit to enhance service in that region;
          - install the necessary ground infrastructure and obtain the necessary regulatory and other approvals outside the United States; and
          - provide for the timely design, manufacture and distribution of subscriber units to customers in sufficient quantities, with appropriate functional characteristics and at competitive prices for various applications.

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

     In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Our VARs, internal VARs and international licensees are responsible for developing and/or marketing such applications. If there is a lack of, or a delay in the availability of, the components necessary to fulfill our customers' business requirements or if the products developed fail to meet key customer requirements, market acceptance of ORBCOMM services could be adversely affected. As with any new communication service, we cannot assure you that the market will accept our services.

     Our business plan further assumes that our potential customers will accept certain limitations inherent in satellite communication services. For example, the ORBCOMM system's line-of-sight limitation, particularly in "urban canyons," and its limited ability to penetrate buildings and other objects, could limit customers' use of the ORBCOMM system and services. In addition to the limitations that the ORBCOMM system architecture imposes, our services will not be available in those countries where we or our international licensees have not obtained the necessary regulatory and other approvals. Certain potential customers may find these limitations on the availability of our services to be unacceptable.

   SIGNIFICANT ADDITIONAL CAPITAL REQUIREMENTS

     Additional funding required could be significant. To maintain our satellite constellation and to expand global service, we will require significant additional capital expenditures. Under the 1999 procurement agreement with Orbital, as amended, we will procure, at a minimum, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus(R) launch vehicles, at a total cost not to exceed approximately $91 million. As of March 31, 2000, we had incurred approximately $30 million under the 1999 procurement agreement. Interest expense on the Notes also represents a significant cash requirement for us. See "Financing Plan."

     We will require significant expenditures to fund service development, marketing and distribution activities. Developing, marketing and distributing data communication services to customers, constructing certain components of the ground infrastructure or procuring and launching additional satellites may require us to make significant expenditures that are not currently planned. These additional expenditures may arise as a result of, among other things:

          -    a decision to establish additional internal VARs;

          - the requirement that we construct international gateways because international licensees are unable or unwilling to do so; or

          - the requirement that we procure and launch satellites to replace satellites in the event of, for example, an uninsured loss.

     Cost increases due to launch failures, satellite enhancements and other causes could negatively affect our financial performance. We could experience an increase in costs over those currently estimated to be necessary to complete our enhanced satellite constellation. These additional cost increases could come from, for example, launch or uninsured satellite failures and further modifications to all or a portion of the ORBCOMM system design to work out technical difficulties or to accommodate changes in market conditions, customer needs, system requirements or regulatory requirements. Significant cost increases related to launching and implementing our enhanced satellite constellation could negatively affect our financial condition and results of operations.

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

   IMPLEMENTATION AND INTEGRATION RISKS

     To be able to offer turnkey solutions to our customers, we will be required to develop and implement successfully applications and application platforms that create a link between our communication system and our customers' IT systems. While our Dolphin Software Services ULC subsidiary ("Dolphin") has developed an application service platform that processes, integrates and displays the data collected from the ORBCOMM system, which application service platform is currently used by our internal VARs and marketed to our VARs and international licensees, other competing products may be commercially available or may be developed for commercial distribution, which products could offer more efficient, cost-effective and/or user-friendly applications that could be used with our services. If other products that compete with our application service platform are commercially available or are developed for commercial distribution, it could reduce, perhaps substantially, the size of the market for our application service platform, which could have an adverse effect on the amount of revenue we are able to generate from Dolphin and inhibit our ability to recoup our continuing investment in Dolphin. In addition, our internal VARs, VARs and international licensees are responsible for developing customer applications for use with the ORBCOMM system. If our internal VARs, VARs, or international licensees fail to develop applications that are technically viable and competitively priced and that meet our customers' specific needs, such failure could negatively effect our ability to obtain or maintain customers.

     While the ORBCOMM system has successfully transmitted over 23 million messages to date, our system is exposed to the risks inherent in any large-scale complex communication system using new or advanced technologies. Despite extensive testing of the different segments of our system, the nature and complexity of our system, including the design and integration of communication technologies and devices ranging from satellites operating in space to ground infrastructure, including subscriber units, located around the world, is such that we cannot assure you that our system will function in its intended manner. Even if built to specifications, any or all of the segments of the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of our system fails to function or to be integrated successfully as required, that failure could render our system unable to perform at the quality and capacity levels required for us to operate our business successfully.

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

   SUBSTANTIAL LEVERAGE

     We currently have a significant amount of indebtedness and, therefore, are highly leveraged. As of March 31, 2000, our total liabilities were approximately $246 million. Our substantial leverage could negatively affect our market value because it may:

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

     The Indenture governing the Notes permits us to incur limited additional indebtedness under certain specific circumstances. We may incur additional indebtedness in the future in one or more fixed asset financings or under other facilities, to the extent that the Indenture permits us to do so. Any additional borrowings would further increase the amount of our leverage and the associated risks.

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

   COMPETITION

     Competition in the communication industry is intense, fueled by rapid and continuous technological advances and alliances among industry participants seeking to use such advances to capture significant market share. Although no other company is currently providing the same global, satellite-based commercial data communication services that we provide, we anticipate that the ORBCOMM system will face competition from numerous existing and potential alternative communication services. We expect that potential competitors may include:

          - operators and users of terrestrial-based data communication systems;
          - operators or users of other little low-Earth orbit ("LEO") satellite systems similar to the ORBCOMM system;
          - operators or users of geostationary or geosynchronous satellite systems that use satellites with orbits located approximately 22,300 nautical miles directly above the equator;
          -    operators or users of networks of big LEO satellite systems; and
          - operators or users of medium-Earth orbit satellite systems that use satellites with orbits located between 2,000 and 18,000 miles above the Earth.

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

     We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data applications or marketing our services effectively. The inability of VARs to provide data applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data applications, we may do so, which will increase our expenses. Furthermore, while our reseller agreements with the VARs provide that VARs will use all reasonable commercial efforts to market and distribute our services, generally the VARs are not required to meet established sales objectives.

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

   DEPENDENCE ON MANUFACTURERS

     Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have type-approved 14 different subscriber unit models from six manufacturers for use with our system, a sufficient supply of these subscriber units may not be available to customers on a timely basis or at prices or with functional characteristics that meet customers' needs. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the

ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

   DEPENDENCE ON ORBITAL

     We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch our satellites. Under the 1999 procurement agreement with Orbital, as amended, we will procure, at a minimum, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles, at a total cost not to exceed approximately $91 million. In addition, we are currently negotiating to procure an additional three satellites and we have an option to procure additional launch services using the Pegasus launch vehicle, if necessary. Depending on the product or service being purchased, we are required to pay Orbital a fixed amount, subject to certain incentive payments and other adjustments, or on a time and materials basis. Under the 1999 procurement agreement, we are entitled to withhold payments from Orbital based on Orbital's failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

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

   DEPENDENCE ON AND ABILITY TO PROTECT PROPRIETARY INFORMATION

     Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the 1995 procurement agreement and the 1999 procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the procurement agreements, including the U.S. ground segment and our satellites, other than certain communication software. We rely primarily on copyright and trade secret law to protect our technology. While we have applied for six patents, none of our patent applications has yet been granted. We have entered into confidentiality agreements with each of our employees, consultants and vendors, which agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these applications will be the responsibility of the VARs. Furthermore, the laws of countries outside the United States may afford us and our VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

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

   DAMAGE TO OR LOSS OF SATELLITES

     Damage to or loss of our satellites may result from a variety of causes, including:

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

     In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our current satellite constellation, we experienced certain anomalies with respect to several of our satellites. These anomalies include reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. While we bypassed the data transmission anomaly, the coverage footprint of such satellites is reduced. Moreover, implementation of the bypass requires that certain manufacturers modify certain subscriber communicator models to enable them to work with the modified satellites. Similarly, we have demonstrated that the reduced power levels experienced by some of our satellites do not result in the inability of those satellites to offer commercial service. You should also note that:

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

   LAUNCH FAILURES

     To date, we have successfully launched 35 satellites into their proper orbits, 33 of which are in commercial service. Currently, we plan to launch seven additional satellites on a Pegasus launch vehicle in early 2001. Satellite launches are subject to significant risks, including:

          -    failure of the launch vehicle due to a crash or explosion, which could cause disabling damage to or loss of the satellites;
          -    damage to the satellites during loading into the launch vehicle, during the launch itself or as the satellites are deployed by the launch vehicle;
          -    failure of the satellites to achieve their proper orbits;
          - unreasonable delays related to poor weather conditions or prior launch failures; and
          - delays or failures in the development or deployment of the satellite propulsion rings we are procuring from Orbital.

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

   LIMITED INSURANCE

     Our insurance may not adequately mitigate the adverse effects of a launch failure or of a loss of satellites in-orbit. For the December 1999 launch (the "Fourth Pegasus Launch"), we procured insurance against launch failure and in-orbit failure of the seven satellites launched. This insurance provides that if there is an in-orbit failure of two or more of the seven satellites launched in the Fourth Pegasus Launch, our insurance will cover the sum insured at the rate of 20% of the aggregate amount of such sum based on a failure of two of such satellites, 40% of such sum based on a failure of three of such satellites, 60% of such sum based on a failure of four of such satellites, and 100% of such sum based on a failure of five or more of such satellites. We have not yet procured insurance for our planned launch of seven satellites in early 2001 (the "Fifth Pegasus Launch").

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

   SCHEDULE DELAYS

     A delay in or failure of the launch of seven satellites into an equatorial orbit currently scheduled for early 2001, or a delay or failure in placing such satellites into commercial operation, could impair service in the equatorial region, which could negatively affect our financial condition and results of operations.

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

     The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or our international licensees will operate and in which we plan to offer our services. Our international licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, our international licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions within specified time periods. As of March 31, 2000, our licensees had secured licenses in over 35 countries or territories, 30 of which grant full commercial authority to provide ORBCOMM services in such country or territory, including Mexico, Canada, Japan, Germany, the United Kingdom, Brazil, Venezuela, Argentina, Morocco and Malaysia. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each international licensee is responsible for obtaining regulatory approvals in its territory, each international licensee may not be successful in doing so. If any international licensee is not successful, we will not be able to offer services in the affected territory.

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

   RISK ASSOCIATED WITH INTERNATIONAL OPERATIONS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not applicable.

ITEM 5.         OTHER INFORMATION.

                On December 18, 1998, we terminated for non-performance our service license agreements with SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd., which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC, the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action claiming that the termination of these agreements was unjustified. The suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by us, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. On December 15, 1999, the Second Circuit summarily affirmed the district court's May 27, 1999 ruling. On January 28, 2000, we filed a motion for summary judgment, which motion is currently pending. In management's opinion, the final resolution of this matter will not have a material adverse effect on ORBCOMM's financial condition or results of operations.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                A complete list of the exhibits required to be filed with this report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

                On February 4, 2000, we filed a report on Form 8-K to disclose that, effective as of January 1, 2000, Teleglobe Mobile became our sole general partner and acquired a majority interest in us.

                                  EXHIBIT INDEX


The following exhibits are filed as part of this report.

               EXHIBIT NO.          DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------
                   3                Organizational Documents.
                   3.1(a)           Certificate of Limited Partnership of ORBCOMM.
                   3.2(i)           Amended and Restated Partnership Agreement of ORBCOMM dated January 1, 2000.
                   4.1(k)           Amended and Restated Indenture, dated as of February 9, 1999, by and among ORBCOMM,
                                    ORBCOMM Global Capital, ORBCOMM USA, ORBCOMM International, Orbital Communications,
                                    Teleglobe, Teleglobe Mobile and Marine Midland Bank.
                   10               Material Contracts.
                   10.1(i)          Omnibus Agreement, dated as of January 1, 2000, among Teleglobe, Teleglobe Mobile,
                                    Orbital, Orbital Communications and ORBCOMM.
                   10.2(a)          Pledge Agreement, dated as of August 7, 1996, by and among ORBCOMM, ORBCOMM Global Capital and Marine Midland Bank as Collateral Agent.
                   10.4(a)          Master Agreement, restated as of September 12, 1995, by and among ORBCOMM,
                                    Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications (the "Master Agreement").
                   10.4.1(b)        Amendment No. 1 to Master Agreement, dated as of February 5, 1997.
                   10.5(a)          Procurement Agreement, dated as of September 12, 1995, by and between ORBCOMM and Orbital
                                    (the "1995 Procurement Agreement") (provided that Appendix I is incorporated by reference to Exhibit 10.24.6 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                                    1993 filed by Orbital on August 13, 1993).
                   10.5.1(c)        Amendment No. 1 to the 1995 Procurement Agreement, dated December 9, 1996.
                   10.5.2(b)        Amendment No. 2 to the 1995 Procurement Agreement, dated March 24, 1997.
                   10.5.3(e)        Amendment No. 3 to the 1995 Procurement Agreement, dated as of March 31, 1998.
                   10.5.4(e)        Amendment No. 4 to the 1995  Procurement Agreement, dated as of March 31, 1998.
                   10.5.5(g)        Amendment No. 5 to the 1995 Procurement Agreement, dated as of July 30, 1998.
                   10.5.6(g)        Amendment No. 6 to the 1995 Procurement Agreement, dated as of September 21, 1998.
                   10.5.7(g)        Amendment No. 7 to the 1995 Procurement Agreement, dated as of December 31, 1998.
                   10.5.8(h)        Procurement Agreement dated as of February 1, 1999, by and between ORBCOMM and Orbital.
                   10.5.9(h)        Amendment No. 8 to the 1995 Procurement Agreement, dated as of December 24, 1999.
                   10.5.9.1(h)      Amendment No. 9 to the 1995 Procurement Agreement, dated as of June 30, 1999.
                   10.5.9.2(h)      Amendment No. 10 to the 1995 Procurement Agreement, dated as of September 30, 1999.
                   10.6(a)          Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, by and among ORBCOMM, Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications,
                                    ORBCOMM USA and ORBCOMM International.
                   10.10(a)         Service License Agreement, dated as of December 19, 1995, between ORBCOMM International and ORBCOMM Canada.
                   10.12(a)         Service License Agreement, dated as of October 15, 1996, between ORBCOMM International and
                                    European Company for Mobile Communicator Services, B.V., ORBCOMM Europe ("MCS").
                   10.14(a)         Ground Segment Facilities Use Agreement, dated as of December 19, 1995, between ORBCOMM
                                    International and ORBCOMM Canada.
                   10.15(a)         Ground Segment Procurement Contract, dated as of October 15, 1996, between ORBCOMM
                                    International and MCS.

                   10.16(f)           Orbital Communications Corporation 1992 Stock Option Plan.
                   10.16.1(h)         The 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P.
                   10.16.2(h)         Dolphin Information Services, Inc. 1998 Stock Option Plan.
                   10.17(f)           Amended and Restated Administrative Services Agreement, dated as of January 1, 1997 by and between ORBCOMM and Orbital.
                   10.19(f)           Subscriber Communicator Manufacture Agreement dated as of July 31, 1996 by and between
                                      ORBCOMM and Magellan Corporation.
                   10.20(f)           Reseller Agreement dated as of March 3, 1997 by and between ORBCOMM USA and
                                      Orbital (the "Reseller Agreement").
                   10.20.1(f)         Amendment No. 1 to the Reseller Agreement dated as of September 2, 1997.
                   10.22(f)           Consulting Agreement dated as of March 18, 1998 by and between ORBCOMM and ORBCOMM Canada.
                   10.23(j)           ORBCOMM System Construction and Operations Agreement, dated as of January
                                      26, 2000, by and between ORBCOMM and Orbital Communications.
                   10.24(j)           Consulting Agreement, dated as of January 26, 2000, by and between ORBCOMM and
                                      Orbital Communications.
                   10.25(j)           Services Agreement, dated as of December 9, 1998, by and between ORBCOMM and
                                      ORBCOMM Canada.
                   21(j)              Subsidiaries of the Registrants.
                   27*                Financial Data Schedule.

----------

*    Filed herewith.
(a) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-4, as amended (Reg. No. 333-11149).
(b) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by us on May 14, 1997.
(c) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by us on March 28, 1997.
(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Orbital 1996 Form 10-K") of Orbital, filed by Orbital on March 27, 1997.
(e) Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-1, as amended (Reg. 333-50599).
(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed by us on March 31, 1998.
(g) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed by us on March 31, 1999.
(h) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed by us on August 16, 1999.
(i) Incorporated by reference to the identically numbered exhibit to our Report on Form 8-K, filed by us on February 4, 2000.
(j) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed by us on March 30, 2000.
(k) Incorporated by reference to the identically numbered exhibit to our Report on Form 8-K, filed by us on February 16, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                                                       ORBCOMM GLOBAL, L.P.

Date:  May 15, 2000                                                                    By: /s/  SCOTT L. WEBSTER
                                                                                           ------------------------------
                                                                                           Scott L. Webster
                                                                                           Chairman, President and
                                                                                             Chief Executive Officer
                                                                                           (Principal Executive Officer)


Date:  May 15, 2000                                                                    By: /s/  CAROL P. HANNA
                                                                                           ------------------------------
                                                                                           Carol P. Hanna
                                                                                           Vice President, Finance
                                                                                           (Principal Accounting Officer)



                                                                                       ORBCOMM GLOBAL CAPITAL CORP.


Date:  May 15, 2000                                                                    By: /s/  SCOTT L. WEBSTER
                                                                                           ------------------------------
                                                                                           Scott L. Webster
                                                                                           President
                                                                                           (Principal Executive Officer)


Date:  May 15, 2000                                                                    By: /s/  CAROL P. HANNA
                                                                                           ------------------------------
                                                                                           Carol P. Hanna
                                                                                           Vice President, Finance
                                                                                           (Principal Accounting Officer)