Form 10-Q
period 2000-06-30
ORBCOMM GLOBAL L P
filed 2000-08-14
CIK 1021649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


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


                            21819 ATLANTIC BOULEVARD
                             DULLES, VIRGINIA 20166
              (Address of Registrants' Principal Executive Offices)
                                   (Zip Code)


                                 (703) 433-6300
              (Registrants' Telephone Number, Including Area Code)


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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)



                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2000            1999
                                                                                   --------      ------------
                                              ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $  4,068       $  8,722
     Accounts receivable                                                              4,789          1,264
     Inventory                                                                        7,557         15,964
     Prepaid expenses and other current assets                                        5,093          5,171
     Current portion of deferred and prepaid contract costs                           8,472              0
                                                                                   --------       --------
          Total Current Assets                                                       29,979         31,121


Mobile Communications Satellite System and other property, plant and
  equipment, net                                                                    349,384        346,042
Deferred and prepaid contract costs, net of current portion                          12,471              0
Other assets, net                                                                     5,729          5,543
Investments in and advances to affiliates                                             5,689          6,722
Goodwill, net                                                                           364            384
                                                                                   --------       --------

               TOTAL ASSETS                                                        $403,616       $389,812
                                                                                   ========       ========


                              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                      $ 15,021       $ 11,106
     Current portion of accrued liabilities  -  Orbital Sciences Corporation         35,037        107,513
     Current portion of deferred revenue                                              8,278              0
     Current portion of long-term debt and accrued interest                         180,580          8,924
                                                                                   --------       --------
          Total Current Liabilities                                                 238,916        127,543


Accrued liabilities  -  Orbital Sciences Corporation, net of current portion          6,000              0
Deferred revenue, net of current portion                                             14,051              0
Revenue participation accrued interest, net of current portion                            0          1,520
Long-term debt, net of current portion                                                    0        170,000
                                                                                   --------       --------
          Total Liabilities                                                         258,967        299,063

Minority interest                                                                     7,489              0

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
     Teleglobe Mobile Partners                                                      112,918         70,079
     Orbital Communications Corporation                                              24,242         20,670
                                                                                   --------       --------
          Total Partners' Capital                                                   137,160         90,749
                                                                                   --------       --------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $403,616       $389,812
                                                                                   ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------
REVENUES:
     Service revenues and other                         $  1,017        $    107        $  2,139        $    131
     Product sales                                           284             443             845             933
                                                        --------        --------        --------        --------
          Total revenues                                   1,301             550           2,984           1,064
                                                        --------        --------        --------        --------

EXPENSES:
     Cost of sales                                        10,373             657          13,657           1,147
     Engineering expenses                                  8,695           6,395          16,577          11,663
     Marketing, administrative and other expenses         16,326          11,220          29,605          19,032
                                                        --------        --------        --------        --------
          Total expenses                                  35,394          18,272          59,839          31,842
                                                        --------        --------        --------        --------

LOSS FROM OPERATIONS BEFORE DEPRECIATION
 AND AMORTIZATION                                        (34,093)        (17,722)        (56,855)        (30,778)

     Depreciation                                         13,552          12,306          26,056          23,757
     Goodwill amortization                                    10              10              20              19
                                                        --------        --------        --------        --------
LOSS FROM OPERATIONS                                     (47,655)        (30,038)        (82,931)        (54,554)

OTHER INCOME AND EXPENSES:
     Interest income                                          88              88             169             185
     Interest expense and other financial charges         (6,299)         (6,668)        (12,602)        (13,168)
     Equity in net income (losses) of affiliates            (327)          2,348            (822)           (509)
                                                        --------        --------        --------        --------

NET LOSS                                                $(54,193)       $(34,270)       $(96,186)       $(68,046)
                                                        ========        ========        ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)



                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              --------------------------
                                                                                 2000             1999
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (96,186)       $ (68,046)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
       OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                              26,056           23,757
       Amortization                                                                 390              532
       Write-down of assets                                                      10,233                0
       Equity in net losses of affiliates                                           822              509
                                                                              ---------        ---------
     SUB-TOTAL                                                                  (58,685)         (43,248)
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                 3,722             (720)
       Increase in inventory                                                     (1,560)          (3,287)
       Increase in prepaid expenses and other current assets                       (744)          (3,301)
       Increase in deferred and prepaid contract costs                           (1,656)               0
       Increase (decrease) in accounts payable and accrued liabilities            4,106           (4,053)
       Decrease in accrued liabilities  -  Orbital Sciences Corporation         (29,842)               0
       Other                                                                     (1,812)             679
                                                                              ---------        ---------
          NET CASH USED IN OPERATING ACTIVITIES                                 (86,471)         (53,930)
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (29,198)          (2,354)
     Increase in investments in and advances to affiliates                       (2,196)          (4,050)
     Proceeds from sale of investments                                                0              390
                                                                              ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES                                 (31,394)          (6,014)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                      0             (581)
     Partners' contributions                                                    115,181           67,150
     Financing fees paid and other                                               (1,970)          (1,838)
                                                                              ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                             113,211           64,731
                                                                              ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               (4,654)           4,787

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          8,722            3,799
                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS:
     End of period                                                            $   4,068        $   8,586
                                                                              =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                            $  11,900        $  11,944
                                                                              =========        =========

     Non-cash capital expenditures and increase in accrued liabilities
        -  Orbital Sciences Corporation                                       $       0        $  21,512
                                                                              =========        =========

     Conversion of Orbital Sciences Corporation accrued liabilities
        to Orbital Communications Corporation partner's capital               $  36,634        $       0
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


(1)    ORGANIZATION

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

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became the Company's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000 (approximately 67% as of June 30, 2000), and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000 (approximately 33% as of June 30, 2000).

(2)    RECENT DEVELOPMENTS

     Although it was not contractually obligated to do so, since January 2000, Teleglobe Mobile had been funding the Company's operations and other requirements through equity contributions. In August 2000, Teleglobe Mobile advised ORBCOMM that Teleglobe Mobile was no longer in a position to continue to provide equity capital to ORBCOMM. In August 2000, Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications and ORBCOMM entered into a Memorandum of Understanding ("MOU"). The MOU provides, among other things, that:

     - ORBCOMM devote commercially reasonable efforts to implement a new business plan agreed to by the parties;

     -    Orbital continue discussions with potential investors in ORBCOMM;

     - ORBCOMM work with its creditors to restructure its debt in a manner consistent with the business plan and take such other steps as may be appropriate in the event that ORBCOMM and its partners decide to pursue a filing under Chapter 11 of the United States Bankruptcy Code; and

     - an affiliate of Teleglobe provide an aggregate of $17,000,000 of interim debt financing to ORBCOMM, a portion of which will be provided in the form of a secured loan, and the remainder of which will be provided in a form to be determined by Teleglobe.

     In connection with the implementation of the new business plan, the Company wrote down approximately $10,200,000 of inventory and other assets as of June 30, 2000, and reclassified its long-term debt to a current liability. See note 6, Long-Term Debt; note 7, Related Party Transactions; and note 8, Commitments and Contingencies.

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(3)    BASIS OF PRESENTATION

     Prior to the Merger, Orbital Communications and Teleglobe Mobile had effective control over ORBCOMM USA and ORBCOMM International, respectively. Accordingly, ORBCOMM previously accounted for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. Therefore, ORBCOMM's proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption "Equity in net losses of affiliates" in its condensed consolidated financial statements. ORBCOMM's investment in each of ORBCOMM USA and ORBCOMM International was carried at cost, and was subsequently adjusted for its proportionate share of the net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations. Accordingly, ORBCOMM's condensed consolidated financial statements include ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses as of January 1, 2000. The Merger resulted in non-cash changes in balance sheet accounts as follows (in thousands):

     Increase in accounts receivable                            $   7,281
     Increase in deferred and prepaid contract costs               19,253
     Increase in accounts payable and accrued liabilities             923
     Increase in deferred revenue                                  23,677

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2000, the results of its operations for the three- and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six-month periods ended June 30, 2000 and 1999. These statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "SEC"). Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year ending December 31, 2000.


(4)    RECENT ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the SEC issued "Staff Accounting Bulletin" No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB No. 101 on the Company's consolidated results of operations and financial condition.


(5)    SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of June 30, 2000, ORBCOMM had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of June 30, 2000, $22,329,000 was recorded as deferred revenue under these agreements

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(5)    SERVICE LICENSE OR SIMILAR AGREEMENTS - (CONTINUED)

and the associated gateway procurement agreements. Prior to January 1, 2000, the deferred revenue under these agreements was reported by ORBCOMM International on its balance sheet. As a result of the Merger, the deferred revenue under these agreements is now reflected on ORBCOMM's condensed consolidated balance sheet.

(6)    LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile, Orbital Communications and ORBCOMM Holding Corporation, a subsidiary of ORBCOMM, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between certain affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of certain assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities.

     Due to the limited amount of funds available to ORBCOMM, it is highly unlikely that the Company will make the interest payment scheduled to be paid on August 15, 2000 on the Notes. If the interest payment is not paid, this will be a violation of a covenant in the Indenture, for which there is a 30 day cure period. Accordingly, we have classified the Notes, and all associated accrued interest, as a current liability on ORBCOMM's condensed consolidated balance sheet. If the interest is not paid by September 14, 2000, or the Notes are not successfully restructured by that time, bondholders representing at least 25% of the total amount of the Notes will be able to declare the principal and all accrued interest currently due. On August 11, 2000, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation to, among other things, assist the Company in exploring recapitalization alternatives.


(7)    RELATED PARTY TRANSACTIONS

     The Company had accrued liabilities to Orbital of $41,037,000 and $107,513,000 as of June 30, 2000 and December 31, 1999, respectively. These amounts were for work performed pursuant to the ORBCOMM System Procurement Agreement dated September 12, 1995, the ORBCOMM Procurement Agreement dated as of February 1, 1999 and the Administrative Services Agreement dated as of January 1, 1997 (for the provision of ongoing administrative support to the Company). As of December 31, 1999, Orbital had deferred invoicing $91,300,000 under the Company's 1995 and 1999 procurement agreements with Orbital. The Company had also accrued an additional $16,213,000 under the 1995 procurement agreement as well as under the Administrative Services Agreement, which amount is due in installments from 2000 through 2005.

     Pursuant to the Omnibus Agreement, the Company made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999 and, during the six-month period ended June 30, 2000, the following transactions took place:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution to ORBCOMM made on that date by Teleglobe Mobile;

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(7)    RELATED PARTY TRANSACTIONS - (CONTINUED)


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

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

     As of May 19, 2000, pursuant to the Omnibus Agreement, Teleglobe sold to ORBCOMM the business of ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe and ORBCOMM's international licensee for Canada, and Orbital sold to ORBCOMM the net assets of Orbital's GEMtrak business, which ORBCOMM had operated since March 1999. As required for transactions between related parties, ORBCOMM recorded the assets and liabilities acquired in both transactions using their carryover basis. The basis of the net assets of Orbital's GEMtrak business was $591,000. In connection with the purchase of ORBCOMM Canada (which had $76,000 of net assets), the Company assumed ORBCOMM Canada's obligations under its CDN$11,100,000 (approximately $7,489,000) of preferred stock held by Teleglobe and Meder Communications Inc., a company owned by an officer of ORBCOMM. The preferred stock carries a CDN$0.0225 per share quarterly dividend. The preferred stock held by Teleglobe is puttable to the Company for cash of approximately CDN$10,100,000 plus accrued and unpaid dividends. If Teleglobe elects to exercise this right prior to May 19, 2003, Teleglobe is required to advance or contribute to ORBCOMM an amount adequate to fund the put. The preferred stock held by Meder Communications is puttable to the Company for cash if certain subscriber activation levels are achieved by ORBCOMM. Such preferred stock is reflected on ORBCOMM's balance sheet under the caption "Minority Interest."

     During 2000, Orbital has invoiced ORBCOMM approximately $13,000,000 for work performed or services rendered by Orbital that remained unpaid as of June 30, 2000.

     ORBCOMM's limited partnership agreement and resolutions adopted by the partners of ORBCOMM require ORBCOMM to reimburse Orbital Communications for Orbital Communications' repurchase of certain shares of Orbital Communications' common stock issued pursuant to the Orbital Communications' 1992 Stock Option Plan ("Stock Option Plan"). In June 2000, ORBCOMM reimbursed Orbital Communications $1,254,000 under the Stock Option Plan (none for the year ended December 31, 1999).

                              ORBCOMM GLOBAL, L.P.

                                   (UNAUDITED)


(8)    COMMITMENTS AND CONTINGENCIES

   Construction of Gateways

     ORBCOMM has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. As of June 30, 2000, ORBCOMM had $20,943,000 of deferred and prepaid contract costs, of which $11,153,000 represents advance payments to such manufacturers for gateway Earth stations that have not yet been completed. Total commitments under the gateway Earth station manufacturing agreements approximated $22,000,000, of which approximately $5,100,000 was outstanding as of June 30, 2000. Prior to January 1, 2000, deferred and prepaid contract costs under these agreements were reported by ORBCOMM International on its balance sheet. As a result of the Merger, deferred and prepaid contract costs under these agreements are now reflected on ORBCOMM's condensed consolidated balance sheet.

   Contingencies

     From time to time, the Company is involved in claims by licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims made to date.

   Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. The Company expects to have continuing losses for at least the next several quarters and is dependent upon additional financing to fund operations. Due to a slower than expected subscriber ramp-up, and the accompanying lower than expected revenues, the Company adopted a revised sales and marketing strategy subsequent to June 30, 2000. In connection with the implementation of this new strategy, ORBCOMM reduced its overall workforce by approximately 37% in August 2000. While an affiliate of Teleglobe has agreed to provide interim debt financing (see note
2), ORBCOMM is continuing to seek additional third party equity investors to join ORBCOMM's existing partners. In addition, ORBCOMM is continuing to explore a variety of financing alternatives, including selling various assets and restructuring or reorganizing its outstanding debt (see note 6) and/or its business. The Company cannot assure you, however, that other equity investors or other financing alternatives will be available, and if available, that they will be available on terms acceptable to the Company. The Company has been advised by its independent public accountants that, if the Company's future funding situation is not resolved prior to the completion of their audit of ORBCOMM's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for that contingency and will include a going-concern qualification. In addition, a further write-down of assets due to impairment may be required.

                            TELEGLOBE MOBILE PARTNERS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)


                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2000           1999
                                                                                   --------     ------------
                                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $  4,069       $      1
     Accounts receivable                                                              4,789          6,539
     Inventory                                                                        7,557              0
     Prepaid expenses and other current assets                                        5,093              0
     Current portion of deferred and prepaid contract costs                           8,472         10,870
                                                                                   --------       --------
          Total Current Assets                                                       29,980         17,410

Mobile Communications Satellite System and other property, plant and
  equipment, net                                                                    349,384              0
Deferred and prepaid contract costs, net of current portion                          12,471          8,383
Other assets, net                                                                     5,729              0
Investments in and advances to affiliates                                             5,689         70,075
Goodwill, net                                                                        19,292              0
                                                                                   --------       --------

               TOTAL ASSETS                                                        $422,545       $ 95,868
                                                                                   ========       ========

                                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                      $ 15,257       $    668
     Current portion of accrued liabilities  -  Orbital Sciences Corporation         35,037              0
     Current portion of deferred revenue                                              8,278          9,642
     Current portion of long-term debt and accrued interest                         180,580              0
                                                                                   --------       --------
          Total Current Liabilities                                                 239,152         10,310

Accrued liabilities  -  Orbital Sciences Corporation, net of current portion          6,000              0
Amount due to affiliates                                                                  0          4,689
Deferred revenue, net of current portion                                             14,051         14,035
Revenue participation accrued interest, net of current portion                            0              0
Long-term debt, net of current portion                                                    0              0
                                                                                   --------       --------
          Total Liabilities                                                         259,203         29,034

Non-controlling interest in net assets of consolidated subsidiaries                  53,063         (1,510)

COMMITMENTS AND CONTINGENCIES

Partners' Capital:
     Teleglobe Mobile, L.P.                                                         109,178         67,661
     Teleglobe Mobile Investment Inc.                                                 1,101            683
                                                                                   --------       --------
          Total Partners' Capital                                                   110,279         68,344
                                                                                   --------       --------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $422,545       $ 95,868
                                                                                   ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            TELEGLOBE MOBILE PARTNERS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                              ------------------------        ------------------------
                                                                2000            1999            2000            1999
                                                              --------        --------        --------        --------
REVENUES:
     Service revenues and other                               $  1,017        $    508        $  2,139        $    525
     Product sales                                                 284           6,318             845          12,451
                                                              --------        --------        --------        --------
          Total revenues                                         1,301           6,826           2,984          12,976
                                                              --------        --------        --------        --------

EXPENSES:
     Cost of sales                                              10,373           2,606          13,657           7,391
     Engineering expenses                                        8,695               0          16,577               0
     Marketing, administrative and other expenses               16,364             455          29,683           1,771
                                                              --------        --------        --------        --------
          Total expenses                                        35,432           3,061          59,917           9,162
                                                              --------        --------        --------        --------

INCOME (LOSS) FROM OPERATIONS BEFORE DEPRECIATION
  AND AMORTIZATION                                             (34,131)          3,765         (56,933)          3,814

     Depreciation                                               13,552               0          26,056               0
     Goodwill amortization                                         505               0             909               0
                                                              --------        --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                                  (48,188)          3,765         (83,898)          3,814

OTHER INCOME AND EXPENSES:
     Interest income                                                88               0             169               0
     Interest expense and other financial charges               (6,299)              0         (12,602)              0
     Equity in net losses of affiliates                           (327)        (19,104)           (822)        (36,147)
     Non-controlling interest in net losses (income) of
       consolidated subsidiaries                                17,862          (1,851)         32,250          (1,889)
                                                              --------        --------        --------        --------

NET LOSS                                                      $(36,864)       $(17,190)       $(64,903)       $(34,222)
                                                              ========        ========        ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            TELEGLOBE MOBILE PARTNERS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              --------------------------
                                                                                2000             1999
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (64,903)       $ (34,222)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
     Items not affecting cash:
       Depreciation                                                              26,056                0
       Amortization                                                               1,279                0
       Write-down of assets                                                      10,233                0
       Equity in net losses of affiliates                                           822           36,147
       Non-controlling interest in net losses (income) of consolidated
         subsidiaries                                                           (32,250)           1,889
                                                                              ---------        ---------
     SUB-TOTAL                                                                  (58,763)           3,814
     Net changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                 3,722          (12,545)
       Increase in inventory                                                     (1,560)               0
       Increase in prepaid expenses and other current assets                       (744)               0
       Decrease (increase) in deferred and prepaid contract costs                (1,656)           2,667
       Increase in accounts payable and accrued liabilities                       4,184            1,135
       Decrease in accrued liabilities  -  Orbital Sciences Corporation         (30,251)               0
       Other                                                                     (1,812)           8,021
                                                                              ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (86,880)           3,092
                                                                              ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (29,198)               0
     Increase in investments in and advances to affiliates                       (2,196)         (36,500)
     Cash assumed by consolidating ORBCOMM Global, L.P.                           8,722                0
                                                                              ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES                                 (22,672)         (36,500)
                                                                              ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in amount due to affiliates                                             0           (3,142)
     Partners' contributions                                                    115,181           36,540
     Repurchase of Orbital Communications Corporation's stock                         0                0
     Financing fees paid and other                                               (1,561)               0
                                                                              ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                             113,620           33,398
                                                                              ---------        ---------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                4,068              (10)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              1               11
                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS:
     End of period                                                            $   4,069        $       1
                                                                              =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                            $  11,900        $       0
                                                                              =========        =========

     Conversion of Orbital Sciences Corporation accrued liabilities
       to Orbital Communications Corporation partner's capital                $  36,043        $       0
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

                            TELEGLOBE MOBILE PARTNERS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    ORGANIZATION

     Teleglobe Mobile Partners, a Delaware general partnership ("Teleglobe Mobile"), was formed in 1993 for the purpose of acting as a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, which provides data communication services using a low-Earth orbit satellite-based data communication system (the "ORBCOMM System"). Teleglobe Mobile and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM System in the United States and internationally, respectively. In 1995, ORBCOMM became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, ORBCOMM became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). The participation interests contributed to ORBCOMM represented net liabilities of $353,000 and $63,000 for ORBCOMM USA and ORBCOMM International, respectively, which have been accounted for as distributions to Orbital Communications and Teleglobe Mobile. As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Effective as of January 1, 2000, Teleglobe Mobile entered into an agreement with ORBCOMM, Teleglobe Inc. ("Teleglobe"), Orbital and Orbital Communications (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000 (approximately 67% as of June 30, 2000), and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000 (approximately 33% as of June 30, 2000).

(2)    RECENT DEVELOPMENTS

     Although it was not contractually obligated to do so, since January 2000, Teleglobe Mobile had been funding ORBCOMM's operations through equity contributions. In August 2000, Teleglobe Mobile advised ORBCOMM that Teleglobe Mobile was no longer in a position to continue to provide equity capital to ORBCOMM. In August 2000, Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications and ORBCOMM entered into a Memorandum of Understanding ("MOU"). The MOU provides, among other things, that:

     - ORBCOMM devote commercially reasonable efforts to implement a new business plan agreed to by the parties;

     -    Orbital continue discussions with potential investors in ORBCOMM;

     - ORBCOMM work with its creditors to restructure its debt in a manner consistent with the business plan and take such other steps as may be appropriate in the event that ORBCOMM and its partners decide to pursue a filing under Chapter 11 of the United States Bankruptcy Code; and

     - an affiliate of Teleglobe provide an aggregate of $17,000,000 of interim debt financing to ORBCOMM, a portion of which will be provided in the form of a secured loan, and the remainder of which will be provided in a form to be determined by Teleglobe.

     In connection with the implementation of the new business plan, ORBCOMM wrote down approximately $10,200,000 of inventory and other assets as of June 30, 2000, and reclassified its long-term debt to a current liability. See note 7, Long-Term Debt; note 8, Related Party Transactions; and note 9, Commitments and Contingencies.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)



(3)    BASIS OF PRESENTATION

     Prior to the Merger and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and (ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since Teleglobe Mobile was unable to control, but was able to exercise significant influence over, ORBCOMM's operating and financial policies, Teleglobe Mobile accounted for its investment in ORBCOMM using the equity method of accounting. Accordingly, historically Teleglobe Mobile did not consolidate ORBCOMM and therefore did not report in its condensed consolidated financial statements ORBCOMM's assets, liabilities and operating revenues and expenses. Instead, Teleglobe Mobile's proportionate share of the net losses of ORBCOMM was recorded under the caption "Equity in net losses of ORBCOMM Global, L.P." in its condensed consolidated financial statements. Correspondingly, its investment of ORBCOMM was carried at cost, and was subsequently adjusted for its proportionate share of the net losses, additional capital contributions and distributions under the caption "Investments in affiliates." Pursuant to the Omnibus Agreement, Teleglobe Mobile has had effective control over ORBCOMM and, consequently, Teleglobe Mobile consolidates the financial results of ORBCOMM, as of January 1, 2000. As a result of ORBCOMM's results being consolidated with the financial results of Teleglobe Mobile, non-cash changes in the condensed consolidated statements of cash flows consist primarily of the activities of ORBCOMM.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the financial position of Teleglobe Mobile as of June 30, 2000, the results of its operations for the three- and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six-month periods ended June 30, 2000 and 1999. These statements include the accounts of Teleglobe Mobile and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "SEC"). Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results of operations expected in the future.


(4)    RECENT ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the SEC issued "Staff Accounting Bulletin" No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ORBCOMM is currently evaluating the impact of SAB No. 101 on its consolidated results of operations and financial condition.


(5)    GOODWILL

     Included in goodwill of $19,292,000 is $16,707,000 that was recorded during the six-month period ended June 30, 2000 in Teleglobe Mobile's condensed consolidated financial statements as a result of the equity contributions made by Teleglobe Mobile and its increased participation interest in ORBCOMM. The goodwill represents the

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(5)    GOODWILL - (CONTINUED)

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

     Based on the outcome of the actions referred to in note 2, Teleglobe Mobile expects to treat ORBCOMM as a discontinued operation in the third quarter of 2000 and to record a significant write-down of this investment.


(6)    SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of June 30, 2000, ORBCOMM had signed 17 agreements with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. These agreements authorize the international licensees to use the ORBCOMM System to provide two-way data communication services in their designated territories. As of June 30, 2000, $22,329,000 was recorded as deferred revenue under these agreements and the associated gateway procurement agreements.


(7)    LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile, Orbital Communications and ORBCOMM Holding Corporation, a subsidiary of ORBCOMM, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between certain affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of certain assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities.

     Due to the limited amount of funds available to ORBCOMM, it is highly unlikely that ORBCOMM will make the interest payment scheduled to be paid on August 15, 2000 on the Notes. If the interest payment is not paid, this will be a violation of a covenant in the Indenture, for which there is a 30 day cure period. Accordingly, the Notes, and all associated accrued interest, have been classified as a current liability on ORBCOMM's condensed consolidated balance sheet. If the interest is not paid by September 14, 2000, or the Notes are not successfully restructured by that time, bondholders representing at least 25% of the total amount of the Notes will be able to declare the principal and all accrued interest currently due.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(8)    RELATED PARTY TRANSACTIONS

     ORBCOMM had accrued liabilities to Orbital of $41,037,000 and $107,513,000 as of June 30, 2000 and December 31, 1999, respectively. These amounts were for work performed pursuant to the ORBCOMM System Procurement Agreement dated September 12, 1995, the ORBCOMM Procurement Agreement dated as of February 1, 1999 and the Administrative Services Agreement dated as of January 1, 1997 (for the provision of ongoing administrative support to ORBCOMM). As of December 31, 1999, Orbital had deferred invoicing $91,300,000 under ORBCOMM's 1995 and 1999 procurement agreements with Orbital. ORBCOMM had also accrued an additional $16,213,000 under the 1995 procurement agreement as well as under the Administrative Services Agreement, which amount is due in installments from 2000 through 2005.

     Pursuant to the Omnibus Agreement, ORBCOMM made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999 and, during the six-month period ended June 30, 2000, the following transactions took place:

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

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

     As of May 19, 2000, pursuant to the Omnibus Agreement, Teleglobe sold to ORBCOMM the business of ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe and ORBCOMM's international licensee for Canada, and Orbital sold to ORBCOMM the net assets of Orbital's GEMtrak business, which ORBCOMM had operated since March 1999. As required for transactions between related parties, ORBCOMM recorded the assets and liabilities acquired in both transactions using their carryover basis. The basis of the net assets of Orbital's GEMtrak business was $591,000. In connection with the purchase of ORBCOMM Canada (which had $76,000 of net assets), ORBCOMM assumed ORBCOMM Canada's obligations under its CDN$11,100,000 (approximately $7,489,000) of preferred stock held by Teleglobe and Meder Communications Inc., a company owned by an officer of ORBCOMM. The preferred stock carries a CDN$0.0225 per share quarterly dividend. The preferred stock held by Teleglobe is puttable to ORBCOMM for cash of approximately CDN$10,100,000 plus accrued and unpaid dividends. If Teleglobe elects to exercise this right prior to May 19, 2003, Teleglobe is required to advance or contribute to ORBCOMM an amount adequate to fund the put. The preferred stock held by Meder Communications is puttable to ORBCOMM for cash if certain subscriber activation levels are achieved by ORBCOMM. Such preferred stock is reflected on ORBCOMM's balance sheet under the caption "Minority Interest."

     During 2000, Orbital has invoiced ORBCOMM approximately $13,000,000 for work performed or services rendered by Orbital that remained unpaid as of June 30, 2000.

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(8)    RELATED PARTY TRANSACTIONS - (CONTINUED)

     ORBCOMM's limited partnership agreement and resolutions adopted by the partners of ORBCOMM require ORBCOMM to reimburse Orbital Communications for Orbital Communications' repurchase of certain shares of Orbital Communications' common stock issued pursuant to the Orbital Communications' 1992 Stock Option Plan ("Stock Option Plan"). In June 2000, ORBCOMM reimbursed Orbital Communications $1,254,000 under the Stock Option Plan (none for the year ended December 31, 1999).

     In 1996, Teleglobe Mobile entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to Teleglobe Mobile. As of June 30, 2000 and December 31, 1999, Teleglobe Mobile owed Teleglobe $235,000 and $153,000, respectively, under this agreement.


(9)    COMMITMENTS AND CONTINGENCIES

   Construction of Gateways

     ORBCOMM has entered into agreements with certain manufacturers for the purchase of 24 gateway Earth stations and one gateway antenna that have been or will be installed around the world. As of June 30, 2000, ORBCOMM had $20,943,000 of deferred and prepaid contract costs, of which $11,153,000 represents advance payments to manufacturers for gateway Earth stations that have not yet been completed. Total commitments under the gateway Earth station manufacturing agreements approximated $22,000,000, of which approximately $5,100,000 was outstanding as of June 30, 2000.

   Contingencies

     From time to time, ORBCOMM is involved in claims by licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of ORBCOMM as a result of such claims made to date.

   Risks and Uncertainties

     ORBCOMM's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. ORBCOMM expects to have continuing losses for at least the next several quarters and is dependent upon additional financing to fund operations. Due to a slower than expected subscriber ramp-up, and the accompanying lower than expected revenues, ORBCOMM adopted a revised sales and marketing strategy subsequent to June 30, 2000. In connection with the implementation of this new strategy, ORBCOMM reduced its overall workforce by approximately 37% in August 2000. While an affiliate of Teleglobe has agreed to provide interim debt financing (see note 2), ORBCOMM is continuing to seek additional third party equity investors to join ORBCOMM's existing partners. In addition, ORBCOMM is continuing to explore a variety of financing alternatives, including selling various assets and restructuring or reorganizing its outstanding debt (see note 7) and/or its business. We cannot assure you, however, that other equity investors or other financing alternatives will be available, and if available, that they will be available on terms acceptable to ORBCOMM and its partners. ORBCOMM has been advised by its independent public accountants that, if ORBCOMM's future funding situation

                            TELEGLOBE MOBILE PARTNERS

                                   (UNAUDITED)


(9)    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

is not resolved prior to the completion of their audit of ORBCOMM's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for that contingency and will include a going-concern qualification. In addition, a further write-down of assets due to impairment may be required.

                       ORBITAL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)



                                                                               JUNE 30,       DECEMBER 31,
                                                                                2000              1999
                                                                              ---------       ------------
                                                ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                               $       6        $      10
      Accounts receivable and other current assets                                   31              830
                                                                              ---------        ---------
          Total Current Assets                                                       37              840

Investments in affiliates                                                        45,304           30,699
                                                                              ---------        ---------

          TOTAL ASSETS                                                        $  45,341        $  31,539
                                                                              =========        =========



                                LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Accounts payable and other accrued liabilities - current                      $     178        $     270

Due to parent and affiliates - non current                                      191,879          173,358
                                                                              ---------        ---------
          Total Liabilities                                                     192,057          173,628

Non-controlling interest in net assets of consolidated subsidiary                     0           (8,656)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, par value $0.01;
         8,000,000 shares authorized;
         4,818,892 shares issued;
         4,675,235 and 4,713,620 shares outstanding, respectively                    48               48
      Additional paid-in capital                                                 21,287              732
      Treasury stock, at cost, 143,657 and 105,272 shares, respectively          (2,676)          (1,193)
      Accumulated deficit                                                      (165,375)        (133,020)
                                                                              ---------        ---------

          Total Stockholders' Deficit                                          (146,716)        (133,433)
                                                                              ---------        ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  45,341        $  31,539
                                                                              =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       ------------------------        ------------------------
                                                         2000            1999            2000            1999
                                                       --------        --------        --------        --------

SERVICE AND PRODUCT SALES                              $     27        $    327        $     98        $    593

EXPENSES:
    Costs of sales                                           22             150              86             390
    Marketing, administrative and other expenses             77           1,309             117           4,228
                                                       --------        --------        --------        --------

      Total expenses                                         99           1,459             203           4,618
                                                       --------        --------        --------        --------

LOSS FROM OPERATIONS                                        (72)         (1,132)           (105)         (4,025)

OTHER INCOME AND EXPENSES:
    Equity in net losses of affiliates                  (17,862)        (16,581)        (32,250)        (32,053)
    Non-controlling interest in losses
      of consolidated subsidiary                              0             553               0           1,970
                                                       --------        --------        --------        --------


NET LOSS                                               $(17,934)       $(17,160)       $(32,355)       $(34,108)
                                                       ========        ========        ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)



                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               ------------------------
                                                                                 2000            1999
                                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(32,355)       $(34,108)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    IN OPERATING ACTIVITIES, NET OF BUSINESS DIVESTITURE:
   Amortization expense                                                              70               0
   Equity in net losses of affiliates                                            32,250          32,053
   Non-controlling interest in net loss of consolidated subsidiary                    0          (1,970)
   Decrease (increase) in accounts receivable and other current assets              (12)            802
   Increase (decrease) in accounts payable and other accrued liabilities             (1)           (610)
                                                                               --------        --------

     NET CASH USED IN OPERATING ACTIVITIES                                          (48)         (3,833)
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from (investments in) affiliates                                     1,254         (30,650)
                                                                               --------        --------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          1,254         (30,650)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to employees                                    1             205
   Purchases of treasury stock                                                   (1,483)              0
   Net borrowings from parent and affiliates                                        272          34,278
                                                                               --------        --------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (1,210)         34,483
                                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4)              0

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               10              10
                                                                               --------        --------
CASH AND CASH EQUIVALENTS:
   End of period                                                                      6              10
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

                       ORBITAL COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    ORGANIZATION

       Orbital Communications Corporation ("Orbital Communications") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, Orbital Communications and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of December 31, 1999, each of Orbital Communications and Teleglobe Mobile was a 50% general partner in ORBCOMM, and ORBCOMM was a 98% general partner in each of the two marketing partnerships. Additionally, Orbital Communications was a 2% general partner in ORBCOMM USA, and Teleglobe Mobile was a 2% general partner in ORBCOMM International. Directly and indirectly, as of December 31, 1999, Orbital Communications held and controlled 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. On January 26, 2000, Orbital Communications and Teleglobe Mobile contributed their respective direct participation interest in ORBCOMM USA and ORBCOMM International to ORBCOMM (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

       Effective January 1, 2000, Orbital Communications entered into an agreement with ORBCOMM, Teleglobe, Orbital, and Teleglobe Mobile (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000, and Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000.

(2)    BASIS OF PRESENTATION

       Pursuant to the terms of the relevant partnership agreements, as of December 31, 1999: (i) Orbital Communications and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Orbital Communications controlled and consolidated the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International. Since Orbital Communications was unable to control, but was able to exercise significant influence over ORBCOMM's operating and financial policies, Orbital Communications accounted for its investments in ORBCOMM using the equity method of accounting. As discussed in note 1, in January 2000, Orbital Communications contributed its ownership interest in ORBCOMM USA to ORBCOMM. Consequently, Orbital Communications no longer consolidates ORBCOMM USA's financial statements. The contribution of ORBCOMM USA to ORBCOMM resulted in a decrease in Orbital Communication's investments in affiliates of $9,008,000 and non-cash changes to balance sheet accounts as follows (in thousands):

         Decrease in accounts receivable and other current assets                            $   (742)
         Decrease in accounts payable and other accrued liabilities                               414
         Decrease in due to affiliates                                                         17,992
         Increase in non controlling interest in net assets of consolidated subsidiary         (8,656)
                                                                                             --------
           Net                                                                               $ (9,008)
                                                                                             ========

       In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position of Orbital Communications as of June 30, 2000, and the results of its operations for the three- and six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "SEC").

                       ORBITAL COMMUNICATIONS CORPORATION

                                   (UNAUDITED)


(2)    BASIS OF PRESENTATION - (CONTINUED)

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations expected in the future.

(3)    RELATED PARTY TRANSACTIONS

       Orbital Communications obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of June 30, 2000 and December 31, 1999, Orbital Communications owed Orbital $191,879,000 and $154,973,000, respectively, none of which is currently payable. As of December 31, 1999, Orbital Communications and ORBCOMM USA owed ORBCOMM $18,385,000. This balance was eliminated as a result of the Merger.

(4)    INVESTMENT IN AFFILIATES

       As explained in note 1, Orbital Communications is currently a limited partner and Teleglobe Mobile is currently the sole general partner of ORBCOMM. As of June 30, 2000, Orbital Communications' balance sheet reflected a carrying amount of $45,304,000 for its investment in ORBCOMM. ORBCOMM has incurred, and expects to continue to incur, operating losses. During 2000, Teleglobe had been funding the majority of ORBCOMM's cash requirements through capital contributions. In August 2000, Teleglobe Mobile advised ORBCOMM that Teleglobe Mobile was no longer in a position to continue to provide equity capital to ORBCOMM. At that time, Orbital, Teleglobe, ORBCOMM and the partners agreed on limited interim debt financing that is expected to provide ORBCOMM with $17,000,000 in additional cash from an affiliate of Teleglobe to support near term operations (see note 7). ORBCOMM has recently reduced its short-term cash needs while it seeks additional third party investors to join the existing partners. There is no assurance that other equity investors or other financing alternatives will be available, and if available, that they will be available at terms acceptable to ORBCOMM and the partners. If ORBCOMM is unsuccessful at raising additional capital, a portion, or all of Orbital Communications' investment in ORBCOMM may become impaired. In addition, ORBCOMM has been advised by its independent public accountants that if ORBCOMM's funding situation is not resolved prior to the completion of their audit of ORBCOMM's financial statements for the year ending December 31, 2000, the auditors' report on those financial statements will be modified for that contingency and will include a going-concern qualification.

       Pursuant to the Omnibus Agreement, on March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently converted the full amount of this invoice into an equity contribution to ORBCOMM. In addition, in January 2000, Orbital Communications converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. During the second quarter of 2000, Orbital Communications contributed certain assets to ORBCOMM in exchange for $591,000 in additional partners' capital.

       As a result of the realignment of ownership interest pursuant to the Omnibus Agreement and of subsequent capital contributions by ORBCOMM's partners, Orbital Communication's ownership interest in ORBCOMM decreased to approximately 33% as of June 30, 2000. Consequently Orbital Communication's share of ORBCOMM's total capital exceeded the book value of Orbital Communication's investment in ORBCOMM. Accordingly, Orbital Communications for the three and six months ended June 30, 2000 recognized a gain of $4,338,000 and $20,555,000, respectively in accordance with SEC rules, as an increase in additional paid-in capital. In connection with this gain, a deferred tax obligation of $1,644,000 and $7,790,000, respectively, was established, with a corresponding reduction in the deferred tax valuation allowance, for the three and six months ended June 30, 2000.

                       ORBITAL COMMUNICATIONS CORPORATION

                                   (UNAUDITED)


(5)    FCC LICENSES

       In January 2000, Orbital Communications agreed to file an application with the FCC to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM low-Earth orbit satellite system if ORBCOMM has paid all amounts invoiced under the 1995 and 1999 procurement agreements between Orbital and ORBCOMM, and if an aggregate of $75,000,000 of additional capital contributions or similar equity investments is made to ORBCOMM by any entity after January 1, 2000. For purposes of this agreement, the $33,000,000 of capital contributed by Teleglobe Mobile in January 2000 and $33,082,000 of capital contributed in March 2000 by Orbital Communications (see note 4) are excluded. As of June 30, 2000, $75,000,000 of additional capital contributions or similar equity investments had been made to ORBCOMM, but ORBCOMM had not paid all amounts invoiced by Orbital under the procurement agreements. Consequently, the FCC licenses have not been transferred to ORBCOMM.

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

       Due to the limited amount of funds currently available to ORBCOMM, it is highly unlikely that ORBCOMM will make its interest payment on the Notes due August 15, 2000. If the interest is not paid by September 14, 2000, or if the Notes are not successfully restructured by that time, ORBCOMM would be in default. The bondholders could seek some type of legal recourse against Orbital Communications, as Orbital Communications is a guarantor of the Notes.

(7)    SUBSEQUENT EVENT

     In August 2000, Teleglobe, Teleglobe Mobile, Orbital, ORBCOMM and Orbital Communications entered into a Memorandum of Understanding ("MOU"). The MOU provides for, among other things, that:

       - ORBCOMM devote commercially reasonable efforts to implement a new business plan agreed to by the parties,

       -      Orbital continue discussions with potential investors in ORBCOMM,

       - ORBCOMM work with its creditors to restructure its debt in a manner consistent with the business plan and take such other steps as may be appropriate in the event that ORBCOMM and its partners decide to pursue a filing under Chapter 11 of the United States Bankruptcy Code, and,

       - an affiliate of Teleglobe provide an aggregate of $17,000,000 of interim debt financing to ORBCOMM, a portion of which will be provided in the form of a secured loan and the remainder of which will be provided in a form to be determined by Teleglobe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"), and Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("Orbital Communications"), formed ORBCOMM Global, L.P. ("ORBCOMM"). At that time, Teleglobe Mobile and Orbital Communications each acquired general and limited partnership interests with a 50% participation interest in us. Effective as of January 1, 2000, Teleglobe Mobile became our sole general partner and, as of June 30, 2000, Teleglobe Mobile and Orbital Communications owned approximately a 67% and a 33% partnership interest in us, respectively.

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

     Orbital Communications retains control over the licenses granted to it by the U.S. Federal Communications Commission (the "FCC"). In January 2000, Orbital Communications agreed to file an application with the FCC to transfer the FCC licenses for the ORBCOMM system to us if we have paid all amounts invoiced under the 1995 and 1999 procurement agreements with Orbital and an aggregate of $75.0 million in capital contributions or similar equity investments has been made to us by any entity after January 1, 2000, excluding certain specified capital contributions made to us by Teleglobe Mobile and Orbital Communications. As of June 30, 2000, an aggregate of $75.0 million in capital contributions or similar equity investments had been made to us, but we had not paid all amounts invoiced by Orbital under the procurement agreements. Consequently, the FCC licenses have not been transferred to us.

     On February 15, 2000, BCE Inc. ("BCE"), which currently owns approximately 23% of Teleglobe indirectly through Bell Canada, announced that it had executed a definitive agreement to acquire the remaining 77% of Teleglobe, which agreement was modified on June 18, 2000. This transaction is currently expected to close by the end of the third quarter of 2000. BCE, Canada's largest communications company, provides residential and business customers in Canada with wireline and wireless communications products and applications, satellite communications and direct-to-home television services and directories.

     On May 19, 2000, Teleglobe sold to us the business of ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe and our international licensee for Canada, and Orbital sold to us the net assets of Orbital's GEMtrak business, which we had operated since March 1999.

     Due to a slower than expected subscriber ramp-up, and the accompanying lower than expected revenues, we adopted a revised sales and marketing strategy subsequent to June 30, 2000. In connection with the implementation of this new strategy, we reduced our overall workforce by approximately 37% in August 2000 and wrote down approximately $10.2 million of inventory and other assets as of June 30, 2000. Although it was not contractually obligated to do so, since January 2000, Teleglobe, through Teleglobe Mobile, had been funding our operations and other requirements through equity contributions. In August 2000, Teleglobe advised us that it was no longer in a position to continue to provide equity capital to us. In August 2000, Teleglobe, Teleglobe Mobile, Orbital, Orbital Communications and ORBCOMM entered into a Memorandum of Understanding (the "MOU"). The MOU provides, among other things, that an affiliate of Teleglobe provide us with an aggregate of $17.0 million of interim debt financing to us. Notwithstanding the foregoing, we are continuing to seek additional third party equity investors to join our existing partners. In addition, we are continuing to explore a variety of financing alternatives, including selling various assets and restructuring or reorganizing our outstanding debt and/or our business. We have been advised by our independent public accountants that, if our future funding situation is not resolved prior to the completion of the accountants' audit of our financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for that contingency and will include a going concern qualification. In addition, a further write-down of assets due to impairment may be required. See "Capital Requirements and Financing Plan."

     Due to the limited amount of funds available to us, it is highly unlikely that we will make the interest payment scheduled to be paid on August 15, 2000 on our 14% Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). If the interest is not paid by September 14, 2000, or the Notes are not successfully restructured by that time, we would be in default under the terms of the Amended and Restated Indenture governing the Notes (the "Indenture"). At that time, bondholders representing at least 25% of the total amount of the Notes will be able to declare the principal and all accrued interest currently due. On August 11, 2000, we retained Donaldson, Lufkin & Jenrette Securities Corporation to, among other things, assist us in exploring recapitalization alternatives.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our condensed consolidated financial statements include our accounts and the accounts of our direct and indirect wholly owned subsidiaries, including ORBCOMM Global Capital Corp. ("ORBCOMM Global Capital"). ORBCOMM Global Capital was formed in July 1996 to act as a co-issuer of the Notes. ORBCOMM Global Capital has nominal assets and does not conduct any operations.

     Since, through December 31, 1999, Orbital Communications and Teleglobe Mobile had effective control over ORBCOMM USA and ORBCOMM International, respectively, we previously accounted for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. Accordingly, we did not consolidate either ORBCOMM USA or ORBCOMM International and therefore did not report in our condensed consolidated financial statements either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption "Equity in net losses of affiliates" in our condensed consolidated financial statements. As a result of the Merger, our condensed consolidated financial statements include ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses as of January 1, 2000. Previous reports by us included the separate financial statements of ORBCOMM USA and ORBCOMM International because they were guarantors of the Notes. As these companies no longer exist, separate financial statements are no longer provided. The audited financial statements of ORBCOMM USA and ORBCOMM International for the year ended December 31, 1999 can be found in our annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

     We own minority interests in several international licensees and a third party. For those investments in which we own at least a 20% interest, we account for our investment using the equity method of accounting. For those investments in which we own less than a 20% interest, we account for our investment using the cost method of accounting.

ROLL-OUT OF OUR SERVICES

     We offer our commercial customers turnkey solutions, enabling them to monitor and control via the Internet their fixed and mobile assets located around the world. In November 1998, we commenced full commercial service in the United States and Canada and we have since launched commercial service in Europe, Japan, Mexico, South America, Morocco and Malaysia.

REVENUES

     Through June 30, 2000, we generated revenues through three principal sources: (1) value-added resellers ("VARs"); (2) international licensees and (3) internal value-added resellers ("internal VARs"). Subsequent to June 30, 2000, we announced a new sales and marketing strategy whereby we will focus on our top-tier customers in a number of key industries and distribute our services through VARs and other distribution partners, including our international licensees, rather than through both direct (internal VARs) and indirect sales channels.

     Through our domestic VARs, we generate service revenues from the direct sale of satellite access and usage to the VARs, which sales are primarily for resale to customers. In the United States, pricing to our VARs for satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing to our VARs generally is based on a structure that incorporates, among other things, an initial activation charge and a recurring monthly charge for access to, and use of, our system. During 2000, we intend to implement usage fees based on designated "bands" or levels of use. It is likely that multiple pricing alternatives will eventually be offered in the United States including usage-sensitive billing, peak/off-peak, priority messaging, volume discounts and annual contract commitment options. The prices charged by the VARs to their customers are set by the VARs and are largely outside our control.

     Internationally, we generate revenues through license fees paid by, and the sale of gateways to, international licensees. In addition, all international licensees in commercial service pay a monthly satellite usage fee based on a percentage of gross revenues. In the future, we expect to be able to charge the international licensees a monthly satellite usage fee based on the greater of a percentage of gross revenues and a data throughput fee. International licensees' gross revenues are based on a pricing structure similar to the prices charged to VARs, which includes an activation charge and a recurring monthly charge based on access to, and use of, our system. On execution of a service license or similar agreement with us, international licensees purchase a gateway or gateway components from us under a gateway procurement contract or arrange to share a gateway with an international licensee that is in close proximity. Cash received under gateway procurement contracts is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service licenses or similar agreements are accounted for as deferred revenues and recognized over the term of the agreements.

     In addition to service revenues, we also generate revenues from the sale of subscriber units. We have type-approved 15 subscriber unit models from five manufacturers for use with our system, all of which are commercially available. Our customers may order units directly from the manufacturers. In addition, we have entered into agreements to purchase subscriber units for resale. Due to a slower than expected subscriber ramp-up, and the adoption of our new sales and marketing strategy, we evaluated the subscriber units in inventory and recorded a write-down as of June 30, 2000 of approximately $9.0 million to reduce the carrying value of our inventory to its estimated net realizable value.

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

     We have also incurred significant expenses related to the development of internal VARs, which are included in our marketing, administrative and other expenses. As a result of our decision to focus on our top-tier customers and distribute our services through VARs and other distribution partners, we expect that expenses related to the development and operation of internal VARs will decrease substantially beginning in the third quarter of 2000.

RESULTS OF OPERATIONS

     We have generated substantial negative cash flows to date. Our activities through June 30, 2000 have focused primarily on the:

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

     As a result of the Merger, ORBCOMM USA's and ORBCOMM International's results are included in our condensed consolidated financial statements for the three and six months ended June 30, 2000, while ORBCOMM's reported results for the three and six months ended June 30, 1999 reflect ORBCOMM USA's and ORBCOMM International's results as reported using the equity method of accounting. The information provided below includes a comparison of the three and six months ended June 30, 2000 with the three and six months ended June 30, 1999 on an as reported basis, and also with ORBCOMM's results for the same periods of 1999 as if the Merger had occurred as of January 1, 1999 (the "Combined Basis" presentation).

     Revenues. During the second quarter of 2000 and 1999, we recognized $1.3 million and $550,000 ($7.4 million on a Combined Basis) of revenues, respectively. For the six months ended June 30, 2000 and 1999, these revenues were $3.0 million and $1.1 million ($13.8 million on a Combined Basis), respectively. Total revenues were higher on a Combined Basis during the three and six months ended June 30, 1999 versus the same periods of 2000 primarily because certain gateways were installed and accepted during the three and six months ended June 30, 1999, resulting in the recognition of gateway revenues, whereas no gateways were installed and accepted during the same periods of 2000. Our revenues consist primarily of:

     Service revenues and other.

       - ORBCOMM services. During the second quarter of 2000 and 1999, we recognized $756,000 and $107,000 ($269,000 on a Combined Basis), respectively, of revenues relating to ORBCOMM services. For the six months ended June 30, 2000 and 1999, these revenues were $1.6 million and $131,000 ($407,000 on a Combined Basis), respectively. These revenues consist primarily of revenues from the direct sale of satellite access and usage. Our service revenues were higher period-over-period primarily due to an increase in the number of activated subscriber units.

       - Service license or similar agreements ("SLAs"). During the second quarter of 2000 and 1999, we recognized $261,000 and $0 ($250,000 on a Combined Basis), respectively, as amortization of license fees associated with SLAs. For the six months ended June 30, 2000 and 1999, these revenues were $514,000 and $0 ($475,000 on a Combined Basis), respectively. These SLAs authorize the international licensees to use the ORBCOMM system to provide two-way data communication services in their respective territories. License fees from SLAs are accounted for as deferred revenues and recognized over the term of the SLAs.

       - Other. During the second quarter of 1999, we recognized $0 ($3.1 million on a Combined Basis) in revenue reflecting payments previously made by our former international licensees SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus") under their respective SLAs and associated agreements with us. We had terminated these licensees for non-performance and had deferred recognizing this revenue pending the outcome of a motion for a preliminary injunction filed by SATCOM International Group PLC, the alleged successor-in-interest to each of SEC ORBCOMM and CEC Bosphorus. SATCOM's motion for a preliminary injunction was denied by the district court on March 18, 1999. See "Other Information."

     Product sales.

       - Construction of gateways and message distribution centers ("MDCs"). During the second quarter of 2000 and 1999, we recognized $146,000 and $0 ($3.5 million on a Combined Basis), respectively, of revenues from the installation and final acceptance of an MDC (in 2000) and of a gateway (in 1999). During the second quarter of 2000, installation and final acceptance of an MDC in Venezuela occurred, whereas, during the second quarter of 1999, installation and final acceptance of a gateway in Malaysia occurred. For the six months ended June 30, 2000 and 1999, we recognized $296,000 and $0 ($9.2 on a Combined Basis), respectively, of revenues from the installation and final acceptance of MDCs and of gateways. During the six months ended June 30, 2000, installation and final acceptance of MDCs in Mexico and Venezuela occurred, whereas, during the six months ended June 30, 1999, installation and final acceptance of gateways in Brazil, Argentina and Malaysia occurred.

       - Sale of subscriber units. During the second quarter of 2000 and 1999, we recognized $138,000 and $443,000 ($277,000 on a Combined
              Basis), respectively, of revenues relating to the sale of subscriber units. For the six months ended June 30, 2000 and 1999, these revenues were $549,000 and $933,000 ($610,000 on a Combined Basis), respectively.


     Cost of sales. During the second quarter of 2000 and 1999, we incurred $10.4 million and $657,000 ($3.0 million on a Combined Basis), respectively, of cost of sales. For the six months ended June 30, 2000 and 1999, these costs were $13.7 million and $1.1 million ($8.1 million on a Combined Basis), respectively. During the three and six months ended June 30, 2000, we recorded $9.5 million and $11.8 million, respectively (none during the same periods of 1999), of expense to provide a valuation reserve for subscriber units currently in inventory that may be sold at prices below cost. We believe these subscriber units in inventory may be sold at prices below cost based on our slower than expected subscriber ramp-up and the new sales and marketing strategy that we adopted in August 2000 as a result thereof, and our belief that prices for subscriber units will decline as a result of competition among manufacturers. In addition, we recorded costs associated with the construction and delivery of MDCs and gateways of $129,000 and $2.6 million on a Combined Basis for the second quarter of 2000 and 1999, respectively, and of $243,000 and $7.2 million on a Combined Basis for the six months ended June 30, 2000 and 1999, respectively. Cost of sales also includes $298,000 and $502,000 for the three and six months ended June 30, 2000, respectively (none during the same periods of 1999) related to costs incurred for the installation of subscriber units. The remaining cost of sales consists primarily of the cost of subscriber units sold to customers.


     Engineering expenses. During the second quarter of 2000 and 1999, we incurred $8.7 million and $6.4 million (the same on a Combined Basis), respectively, in ORBCOMM system engineering expenses. For the six months ended June 30, 2000 and 1999, these expenses were $16.6 million and $11.7 million (the same on a Combined Basis), respectively. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the ORBCOMM system. Engineering expenses, which consist primarily of salaries, consultant fees and employee-related expenses, were higher period-over-period due in substantial part to a lower capitalization of engineering expenses and consultant fees, as well as a greater number of employees.

     Marketing, administrative and other expenses. During the second quarter of 2000 and 1999, we incurred $16.3 million and $11.2 million ($13.0 million on a Combined Basis), respectively, of marketing, administrative and other expenses. For the six months ended June 30, 2000 and 1999, these expenses were $29.6 million and $19.0 million ($25.0 million on a Combined Basis), respectively. Marketing, administrative and other expenses were higher period-over-period due in substantial part to increased costs relating to a greater number of employees.

     Depreciation. During the second quarter of 2000 and 1999, we incurred $13.6 million and $12.3 million (the same on a Combined Basis), respectively, in depreciation expense. For the six months ended June 30, 2000 and 1999, these expenses were $26.1 million and $23.8 million (the same on a Combined Basis), respectively. Depreciation expense increased period-over-period due to an increase in depreciable assets.

     Interest expense and other financial charges. During the second quarter of 2000 and 1999, we incurred $6.3 million and $6.7 million (the same on a Combined Basis), respectively, of interest expense and other financial charges. For the six months ended June 30, 2000 and 1999, these expenses were $12.6 million and $13.2 million (the same on a Combined Basis), respectively. Interest expense primarily consists of interest on the Notes.

     Equity in net losses of affiliates. During the second quarter of 2000 and 1999, we recognized $327,000 of equity in net losses of affiliates and $2.4 million of equity in net income of affiliates ($248,000 of equity in net losses of affiliates on a Combined Basis), respectively. For the six months ended June 30, 2000 and 1999, $822,000 and $509,000 ($348,000 on a Combined Basis),
respectively, were recognized as equity in net losses of affiliates. On a Combined Basis, the equity in net losses of affiliates represents our proportionate share of net losses of ORBCOMM Japan Limited, our international licensee for Japan, and ORBCOMM Middle East & Central Asia Ltd. ("OMECA"), our international licensee for the Middle East and central Asia. On a Combined Basis, equity in net losses increased period-over-period primarily because we acquired our initial 20% interest in OMECA in September 1999.

SUPPLEMENTAL DATA

     As of June 30, 2000, there were 30,976 subscriber units activated on the ORBCOMM system, 21,916 of which were revenue generating. For the three and six months ended June 30, 2000, we recognized $1.3 million and $3.0 million of revenues, respectively, of which $574,000 and $1.3 million, respectively, came from our international operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the six months ended June 30, 2000 and 1999, net cash used in operating activities was $86.5 million and $53.9 million ($54.6 million on a Combined Basis), respectively, primarily as a result of a net loss (excluding items not affecting cash for depreciation, amortization, write down of assets and equity in net losses of affiliates) of $58.7 million and $43.2 million ($43.4 million on a Combined Basis), respectively, as well as a net decrease in Orbital's accrued liabilities of $29.8 million for the six months ended June 30, 2000. The increased net loss period-over-period, excluding items not affecting cash, is primarily attributable to higher operating expenses due in substantial part to a greater number of employees.

     For the six months ended June 30, 2000 and 1999, cash used in investing activities was $31.4 million and $6.0 million ($5.4 million on a Combined Basis), respectively, primarily for capital expenditures and investments in and advances to affiliates. During the six months ended June 30, 2000, we spent $29.2 million on capital expenditures, whereas we spent $2.4 million for the same period of 1999, excluding $21.5 million of accrued milestone obligations under the 1995 and 1999 procurement agreements with Orbital. In January 2000, we invested $1.9 million through ORBOMM Investment Corporation, a wholly owned unrestricted subsidiary of ours, in European Datacomm Holding NV, the holding company for our international licensee for sub-Saharan Africa.

     During the six months ended June 30, 2000 and 1999, cash flows from financing activities provided cash of $113.2 million and $64.7 million (the same on a Combined Basis), respectively. The increase period-over-period is primarily attributable to an increase in the amount of capital contributions made to us by our partners.

   CAPITAL REQUIREMENTS AND FINANCING PLAN

     Through June 30, 2000, Teleglobe Mobile and Orbital Communications had made capital contributions to us totaling approximately $510 million. We also received net proceeds of $164.5 million from the sale of the Notes. Although it was not contractually obligated to do so, since January 2000, Teleglobe, through Teleglobe Mobile, had been funding our operations and other requirements through equity contributions. In August 2000, Teleglobe advised us that it was no longer in a position to continue to provide equity capital to us. On August 3, 2000, we entered into a MOU with Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications. The MOU provides, among other things, that:

       - we devote commercially reasonable efforts to implement a new business plan agreed to by the parties;

       -      Orbital continue discussions with potential investors in us;

       - we work with our creditors to restructure our debt in a manner consistent with the business plan and take such other steps as may be appropriate in the event that we and our partners decide to pursue a filing under Chapter 11 of the United States Bankruptcy Code; and

       - an affiliate of Teleglobe provide an aggregate of $17.0 million of interim debt financing to us.

     A portion of the interim debt financing from an affiliate of Teleglobe, totaling $4.95 million, has been provided to us in the form of a secured loan pursuant to the terms of the Bridge Credit Agreement (the "Credit Agreement") dated as of August 8, 2000 between us and Teleglobe Holding Corp., an affiliate of Teleglobe ("Teleglobe Holding"). An additional $3.05 million of such financing will be provided to us in the form of a secured loan once we have obtained an opinion that the transaction is fair to us from a financial perspective from an independent financial advisor as provided in the Indenture. The remainder of the $17.0 million will be provided in a form to be determined by Teleglobe, which may, at Teleglobe's discretion, take the form of debtor-in-possession financing.

     Over the next 12 months, our cash requirements will continue to be substantial and we do not expect to be able to satisfy these requirements with cash from operations. Due to the limited amount of funds available to ORBCOMM, it is highly unlikely that we will make the interest payment scheduled to be paid on August 15, 2000 on the Notes. If the interest is not paid by September 14, 2000, or the Notes are not successfully restructured by that time, bondholders representing at least 25% of the total amount of the Notes will be able to declare the principal and all accrued interest currently due.

     We anticipate that the $17.0 million of interim debt financing to be provided by an affiliate of Teleglobe will satisfy our funding requirements into the fourth quarter of 2000, based on the new business plan and assuming that we do not make the next scheduled interest payment on the Notes. We are continuing to seek additional third party equity investors to join our existing partners. In addition, we are continuing to explore a variety of financing alternatives, including selling various assets and restructuring or reorganizing our outstanding debt and/or our business. We cannot assure you, however, that other equity investors or other financing alternatives will be available, and if available, that they will be available on terms acceptable to us and our partners.

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

   LIMITED HISTORY OF OPERATIONS AND NET LOSSES

     We expect to continue to incur net losses. We incurred cumulative net losses of approximately $361 million through June 30, 2000 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these expenditures will result in negative cash flows unless or until we establish an adequate revenue-generating customer base.

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

       -      successfully and timely launch replacement satellites as needed;

       - install the necessary ground infrastructure and obtain the necessary regulatory and other approvals outside the United States; and

       - provide for the timely design, manufacture and distribution of subscriber units to customers in sufficient quantities, with appropriate functional characteristics and at competitive prices for various applications.

   SIGNIFICANT SHORT-TERM AND OTHER CAPITAL REQUIREMENTS; LIMITED FINANCIAL RESOURCES

     Additional funding requirements may be significant and we currently have limited resources available to meet these requirements. Over the next 12 months, our cash requirements will continue to be substantial and we do not expect that funding currently available from our partners, including through the interim debt financing to be provided by an affiliate of Teleglobe pursuant to the terms of the MOU, will be sufficient to satisfy all of our future funding requirements. We are continuing to seek additional third party investors to join our existing partners. In addition, we are exploring a variety of financing alternatives, including selling various assets and restructuring or reorganizing our outstanding debt and/or our business. We cannot assure you, however, that other equity investors or other financing alternatives will be available, and, if available, that they will be available on terms acceptable to us and our partners.

     Interest expense on the Notes represents a significant cash requirement for us. Due to the limited amount of funds available to us, it is highly unlikely that we will make the interest payment schedule to be paid on August 15, 2000 on the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Financing Plan" and "-- Substantial Leverage; Acceleration of Outstanding Notes."

     The costs of maintaining the space segment may exceed funds generated from operations. To maintain our satellite constellation, we will require significant additional capital expenditures. We anticipate using funds from operations to maintain our current satellite constellation. As we believe sufficient funds from operations will not be available and if we are unable to obtain financing, we may not be able to effectively maintain our current satellite constellation or develop a second generation of satellites to replenish satellites in or expand the constellation. Under the 1999 procurement agreement with Orbital, as amended, we have agreed to procure, at a minimum, among other things, 14 additional satellites, two satellite propulsion rings and two separate Pegasus(R) launch vehicles, at a total cost not to exceed approximately $107 million. As of June 30, 2000, we had incurred approximately $38 million under the 1999 procurement agreement.

     Additional expenses or cost increases related to launch failures, satellite failures and other causes could negatively affect our financial condition. We could incur additional costs arising, for example, from launch or uninsured satellite failures and modifications made to all or part of the ORBCOMM system design to work out technical difficulties or to accommodate changes in market conditions, customer needs, system requirements or regulatory requirements. Significant increases over our current estimated costs that relate to such events, if applicable, could negatively affect our financial condition and results of operations.

   SUBSTANTIAL LEVERAGE; ACCELERATION OF OUTSTANDING NOTES

     We currently have a significant amount of indebtedness and, therefore, are highly leveraged. As of June 30, 2000, our total liabilities were approximately $259 million, $181 million of which relates to the Notes. Due to the limited amount of funds available to us, it is highly unlikely that we will make the interest payment scheduled to be paid on August 15, 2000 on the Notes. If the interest is not paid by September 14, 2000, or the Notes are not successfully restructured by that time, we would be in default under the terms of the Indenture and, at that time, bondholders representing at least 25% of the total amount of the Notes will be able to declare the principal and all accrued interest currently due.

     In addition, our substantial leverage could negatively affect us because it may:

       - require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic investments and other requirements;

       -      limit our ability to borrow additional funds;

       - increase our vulnerability to general adverse economic and industry conditions; and

       - limit our flexibility in planning for, or reacting to, changes in our business and in the communication industry generally.

     In August 2000, we executed the Credit Agreement pursuant to which Teleglobe Holding, an affiliate of Teleglobe, lent to us on a secured basis $4.95 million (representing a portion of the $17.0 million interim debt financing to be provided pursuant to the MOU) to support our near-term operations. Any additional borrowings would further increase the amount of our leverage and the associated risks.

   RESTRICTIVE COVENANTS IN THE INDENTURE

     The Indenture contains certain restrictive covenants. The restrictions in the Indenture affect, and in some cases significantly limit or prohibit, our ability to, among other things:

       -      sell assets;

       -      incur additional indebtedness;

       -      engage in transactions with affiliates;

       -      create liens;

       -      issue capital stock;

       -      make prepayments of certain indebtedness;

       -      engage in mergers and consolidations;

       -      make distributions on the partnership interests; and

       -      make certain investments.

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

     In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Our VARs and international licensees are responsible for developing and/or marketing such applications. If there is a lack of, or a delay in the availability of, the components necessary to fulfill our customers' business requirements or if the products our VARs develop fail to meet key customer requirements, market acceptance of ORBCOMM services could be adversely affected. As with any new communication service, we cannot assure you that the market will accept our services.

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

     We currently act primarily as a wholesaler to VARs. Thus, the cost to customers for our services purchased through VARs is largely beyond our control. Furthermore, we will have no rights independently to offer particular data applications developed by VARs or to use the associated software unless we enter into appropriate licensing agreements. By having previously developed internal VARs, we may have created actual or apparent conflicts with certain VARs, which could adversely affect such VARs' continued willingness to invest resources in developing and distributing data applications for the ORBCOMM system.

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

   DEPENDENCE ON ORBITAL

     We do not independently have, and do not intend to acquire, except by contracting with other parties, the ability to design, construct or launch our satellites. Under the 1999 procurement agreement with Orbital, as amended, we agreed to procure, at a minimum, among other things, 14 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles, at a total cost not to exceed approximately $107 million. In addition, we have an option to procure additional launch services using the Pegasus launch vehicle, if necessary. Depending on the product or service being purchased, we are required to pay Orbital a fixed amount, subject to certain incentive payments and other adjustments, or on a time and materials basis. Under the 1999 procurement agreement, we are entitled to withhold payments from Orbital based on Orbital's failure to achieve certain milestones, until such time as such milestones are achieved or we have waived in writing the requirement to achieve such milestones.

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

   SCHEDULE DELAYS

     In view of our financial condition and our efforts to secure additional funding for our operations and to meet other requirements, we previously announced that Orbital has delayed production of our satellites. Although the procurement of additional satellites at this time is neither time- nor operationally-critical to the distribution of ORBCOMM service, the revised production schedule could result in delays in future planned satellite launches, including the launch of eight statellites scheduled for mid-2001. A delay in or failure of the launch of such satellites, or a delay or failure in placing such satellites into commercial operation, could result in a gradual degradation of service in the affected regions, which could negatively affect our financial condition and results of operations.

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

       -      random failure of satellite components; or

       -      high levels of radiation.

     Also, damage to or loss of our satellites may result from the failure of the launch vehicle that was to place the satellites in orbit.

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

     In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our current satellite constellation, we experienced certain anomalies with respect to several of our satellites. These anomalies include, but are not limited to, reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. While we have bypassed certain of the data transmission anomalies, the coverage footprint of each affected satellite has been reduced. Moreover, implementation of the bypass requires that certain manufacturers modify certain subscriber communicator models to enable them to work with the modified satellites. Similarly, we have demonstrated that the reduced power levels experienced by some of our satellites do not result in the inability of those satellites to offer commercial service. You should also note that:

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

   LIMITED INSURANCE

     Our insurance may not adequately mitigate the adverse effects of a launch failure or of a loss of satellites in-orbit. For the December 1999 launch (the "Fourth Pegasus Launch"), we procured insurance against launch failure and in-orbit failure of the seven satellites launched. This insurance provides that if there is an in-orbit failure of two or more of the seven satellites launched in the Fourth Pegasus Launch, our insurance will cover the cost of the launch vehicle and the satellites at the rate of 20% of the aggregate amount of such costs based on a failure of two of such satellites, 40% of such costs based on a failure of three of such satellites, 60% of such costs based on a failure of four of such satellites, and 100% of such costs based on a failure of five or more of such satellites. We have not yet procured insurance for our planned launch of eight satellites scheduled for mid-2001
(the "Fifth Pegasus Launch"). See "--Schedule Delays."

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

   DEPENDENCE ON MANUFACTURERS

     Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have type-approved 15 different subscriber unit models from five manufacturers for use with our system, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

   IMPLEMENTATION AND INTEGRATION RISKS

     To be able to offer turnkey solutions to our customers, we will be required to develop and implement successfully applications and application platforms that create a link between our communication system and our customers' IT systems. Our Dolphin Software Services ULC subsidiary has developed an application service platform that processes, integrates and displays the data collected from the ORBCOMM system. Other competing products may be commercially available or may be developed for commercial distributionthat could offer more efficient, cost-effective and/or user-friendly applications, which. could reduce, perhaps substantially, the size of the market for our application service platform. In addition, our VARs and international licensees are responsible for developing customer applications for use with the ORBCOMM system. If our VARs or international licensees fail to develop applications that are technically viable and competitively priced and that meet our customers' specific needs, such failure could negatively effect our ability to obtain or maintain customers.

     While the ORBCOMM system has successfully transmitted over 31 million messages to date, our system is exposed to the risks inherent in any large-scale complex communication system using new or advanced technologies. Despite extensive testing of the different segments of our system, the nature and complexity of our system, including the design and integration of communication technologies and devices ranging from satellites operating in space to ground infrastructure, including subscriber units, located around the world, is such that we cannot assure you that our system will function in its intended manner. Even if built to specifications, any or all of the segments of the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of our system fails to function or to be integrated successfully as required, that failure could render our system unable to perform at the quality and capacity levels required for us to operate our business successfully.

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

     The FCC has licensed Orbital Communications to operate as a private carrier. Because of our method of distributing services, we believe that Orbital Communications currently is not subject to the restrictions that apply to common carriers or to providers of Commercial Mobile Radio Services ("CMRS"). In the United States, we distribute our services to customers primarily through VARs. In most cases, we will provide our customers with enhanced services and will not be interconnected with the public switched telephone network. Therefore, we do not believe that the FCC will regard these services as common carrier or CMRS. In the future, however, we may provide services that the FCC deems common carrier or CMRS, or the FCC may exercise its discretionary authority to apply the common carrier or CMRS rules to our operations. Applying these rules to us could negatively affect our financial condition and results of operations by, for instance, subjecting us to rate regulation and certain tariff filing requirements and limiting some foreign ownership in us.

     Our financial condition and results of operations could be adversely affected if the United States adopts new laws, policies or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

     The failure to obtain regulatory approvals in other countries could hinder global service offerings. Our business is affected by the regulatory authorities of the countries in which we or our international licensees will operate and in which we plan to offer our services. Our international licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, our international licensees must obtain numerous approvals before we can offer full global coverage. Our business plan is based on our receiving regulatory approvals in several foreign jurisdictions within specified time periods. As of August 14, 2000, our licensees had secured licenses in over 40 countries, over 35 of which grant full commercial authority to provide ORBCOMM services in such country including Mexico, Canada, Japan, Germany, the United Kingdom, Brazil, Venezuela, Argentina, Colombia, Chile, Morocco and Malaysia. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each international licensee is responsible for obtaining regulatory approvals in its territory, each international licensee may not be successful in doing so. If any international licensee is not successful, we will not be able to offer services in the affected territory.

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

     Coordination with the International Telecommunications Union ("ITU") poses risks of delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies Orbital Communications that the coordination process has been successfully completed. Orbital Communications has completed the ITU coordination process with respect to our satellite constellation with all administrations except France and, with respect to two downlink channels only, Russia. Orbital Communications expects that it will successfully complete the ITU coordination process with France later this year and is continuing to pursue coordination of the two downlink channels with Russia. The fact that the coordination of the two downlink channels with Russia is not complete has not had and is not expected to have a material adverse effect on our financial condition and results of operations.

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

   RISKS ASSOCIATED WITH AGREEMENTS BETWEEN AND INVESTMENTS BY OUR PARTNERS

     Deadlock Between Our Partners. Pursuant to the Omnibus Agreement, in January 2000, Teleglobe Mobile became our sole general partner with sole authority to manage us. Although, at that same time, Orbital Communications became a limited partner in us, certain significant transactions require Orbital Communications' approval. Any potential deadlock between our partners could negatively affect our results of operations.

     BCE Ownership of TMI Communications. BCE, which currently owns approximately 23% of Teleglobe and has announced that it has executed a definitive agreement to acquire the remaining 77% of Teleglobe, owns 100% of TMI Communications. TMI Communications provides geostationary satellite-based communication services, including wireless digital data, voice, fax and dispatch radio services, in North, Central and South America. Some of the services offered by TMI Communications may compete with the services offered by ORBCOMM.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have issued $170,000,000 in Notes that mature in August 2004. The Notes earn interest at a fixed rate of 14% as well as a 5% revenue participation interest on service and certain other revenues. The market price for the Notes may fluctuate as a function of market interest rate changes, investors' perceptions of the risks faced by us and our revenue growth. See "Capital Requirements and Financing Plan."

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

ITEM 5.       OTHER INFORMATION.

              On December 18, 1998, we terminated for non-performance our service license agreements with SEC ORBCOMM (Middle East) Ltd. and CEC Bosphorus Communications Ltd., which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC, the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action claiming that the termination of these agreements was unjustified. The suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. SATCOM appealed the district court's denial of its request for a preliminary injunction; however, SATCOM subsequently withdrew this appeal. On March 29, 1999, SATCOM moved for an order staying the district court action pending arbitration before the American Arbitration Association. On May 27, 1999, the district court denied SATCOM's motion for a stay of the district court action and granted a cross-motion filed by us, staying the arbitration SATCOM had initiated and enjoining SATCOM from proceeding with such arbitration. On December 15, 1999, the Second Circuit summarily affirmed the district court's May 27, 1999 ruling. On January 28, 2000, we filed a motion for summary judgment, which motion was granted on June 6, 2000. SATCOM has appealed the district court's decision granting our motion for summary judgment, which appeal is pending.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              A complete list of the exhibits required to be filed with this report on Form 10-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

              On June 19, 2000, we filed a report on Form 8-K attaching a press release issued by us on June 16, 2000. On July 5, 2000, we filed a report on Form 8-K attaching a press release issued by us on June 29, 2000. On August 8, 2000, we filed a report on Form 8-K attaching a press release issued by us on August 4, 2000.

                                  EXHIBIT INDEX


The following exhibits are filed as part of this report:

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
          3                Organizational Documents.

          3.1(a)           Certificate of Limited Partnership of ORBCOMM.

          3.2(i)           Amended and Restated Agreement of Limited Partnership of ORBCOMM dated January 1,
                           2000.

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

          10.22(f)         Consulting Agreement dated as of March 18, 1998 by and between ORBCOMM and ORBCOMM Canada.

          10.23(j)         ORBCOMM System Construction and Operations Agreement, dated as of
                           January 26, 2000, by and between ORBCOMM and Orbital Communications.

          10.24(j)         Consulting Agreement, dated as of January 26, 2000, by and between ORBCOMM and
                           Orbital Communications.

          10.25(j)         Services Agreement, dated as of December 9, 1998, by and between ORBCOMM and
                           ORBCOMM Canada.

          10.26*           Memorandum of Understanding dated as of August 3, 2000 by and among Teleglobe,
                           Teleglobe Mobile, Orbital, Orbital Communications and ORBCOMM.

          10.27*           Bridge Credit Agreement dated as of August 8, 2000 between ORBCOMM and Teleglobe
                           Holding Corp.

          10.28*           Security Agreement dated as of August 8, 2000 between ORBCOMM and Teleglobe Holding
                           Corp.

          10.29*           Sublease Agreement, dated as of May 19, 2000, between ORBCOMM and Orbital.

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


                                       ORBCOMM GLOBAL, L.P.


Date:  August 14, 2000                 By:   /s/  SCOTT L. WEBSTER
                                             ----------------------------------
                                             Scott L. Webster
                                             Chairman, President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)


Date:  August 14, 2000                 By:   /s/  CAROL P. HANNA
                                             ----------------------------------
                                             Carol P. Hanna
                                             Vice President, Finance
                                             (Principal Accounting Officer)



                                       ORBCOMM GLOBAL CAPITAL CORP.


Date:  August 14, 2000                 By:   /s/  SCOTT L. WEBSTER
                                             ----------------------------------
                                             Scott L. Webster
                                             President
                                             (Principal Executive Officer)


Date:  August 14, 2000                 By:   /s/  CAROL P. HANNA
                                             ----------------------------------
                                             Carol P. Hanna
                                             Vice President, Finance
                                             (Principal Accounting Officer)